Form 10KSB
period 1998-09-30
ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORP
filed 1998-12-28
CIK 1021710

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended September 30, 1998 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to __________

                        COMMISSION FILE NUMBER: 000-24877

          Registrant: Environmental Products & Technologies Corporation

             State or other Jurisdiction of Incorporation: Delaware

                  I.R.S. Employer Identification No. 77-0096608

                    Address: 5380 North Sterling Center Drive
                           Westlake Village, CA 91361

                  REGISTRANT'S TELEPHONE NUMBER: (818) 865-2205


         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACCT: NONE.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $0.01 PER SHARE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB. [ ]

         The issuer's revenues for the fiscal year ending September 30, 1998 were approximately $ 0

         As of December 17, 1998, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $ 13,790,000 based upon the average closing bid and asked price of such stock on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

51601:029
                                        1

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                                   FORM 10-KSB
                  For the Fiscal Year Ended September 30, 1998



                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I.

Item  1.    Description of Business.......................................  3
Item  2.    Description of Property....................................... 18
Item  3.    Legal Proceedings............................................. 19
Item  4.    Submission of Matters to a Vote of Security Holders........... 19

PART II.

Item  5.    Market for Common Stock and Related Stockholder Matters....... 19
Item  6.    Management's Discussion and Analysis or Plan of Operation..... 19
Item  7.    Financial Statements.........................................23-40
Item  8.    Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure.................. 41

PART III.

Item  9.    Directors, Executive Officers, Promoters and Control Persons;  42
                     Compliance with Section 16(a) of the Exchange Act....
Item 10.             Executive Compensation............................... 43
Item 11.             Security Ownership of Certain Beneficial Owners and
                     Management........................................... 44
Item 12.             Certain Relationships and Related Transactions....... 44
Item 13.             Exhibits and Reports on Form 8-K....................46-47


51601:029
                                        2

                                     PART I.

Item 1.  DESCIPTION OF BUSINESS

GENERAL

         Environmental Products and Technologies Corporation ("EPTC" or the "Company") is a development-stage company that was established to solve environmental problems regarding the safe disposal of waste created by large livestock, hog, poultry and other similar operations. The Company has developed a system that converts animal wastes into commercial quantities of a pathogen-free, nutrient- rich, soil-building medium.

         Over the past few years, there has been an increasing concern regarding the potential for animal waste pollution from intensive livestock and poultry operations. The concentration of animal waste from larger and larger operations have lead to more complaints about odor, greater challenges for animal waste management and a growing public opinion that more environmental protections are needed.

         Nationwide, 130 times more animal waste is produced than human waste - 5 tons for every United States citizen -- with some livestock and poultry operations producing as much waste as a town or even a city! As animals become increasingly concentrated in certain regions of the country and on larger operations, there is not always enough fallow land to use all of the manure as fertilizer. These increasing concentrations of manure mean that the risk of water pollution from waste spills, runoff from fields and leakage from storage facilities is also increasing.

         To address these problems the Company has developed its Closed-Loop Waste Management System. This system is comprised of four basic components: a waste separator, an anaerobic digester, a bio-reactor and a co-generation system.

         EPTC markets, sells, installs and services a proprietary line of custom-configured Closed-Loop Waste Management Systems for the processing of wet organic waste products. Rather than reduce the amount of material destined for disposal, EPTC's bio-conversion process is designed to recapture and redeploy the value contained in the waste. This completely changes the approach to waste management, and defines a goal of conversion of agricultural hazardous waste to a valuable agricultural resource in as short a time as possible through the production of a safe and stable end product having significant market value.

         EPTC's business is focused on three complementary areas; namely, agricultural hazardous waste management, the production of soil amendments as a by-product of the waste management process, and power cogeneration.

         EPTC has identified large dairies (1,000 or more head) as a primary target for its products and services based upon the potential for immediate environmental impact and marketing economies of scale. EPTC intends to market Biolite(TM), an extent-pathogen-free, weed seed free, pasteurized, nutrient-rich by- product of the waste management process. Biolite(TM) is to be sold in bulk as an organic soil amendment, potting soil or agricultural soil where the grower desires to restore organic matter to cropland. Additionally, EPTC's Closed-loop Waste Management System is designed to utilize methane from the wastestream to power an engine in a cogeneration system. Power produced from the cogeneration will be supplied to the producer of the wastestream, with excess power sold back to the power company.

BACKGROUND

         In November 1994, the Company became involved in odor control from animal factories producing food for human consumption. In the hog industry in
North Carolina, certain farmers were involved in court proceedings over odor control threatening closure of their farms. The Company succeeded in demonstrating to the court, the plaintiffs, and the defendants in the court actions, that an odor solution existed. The Company came to conclude, however,


51601:029
                                        3
that farmers that were not engaged in legal proceedings, would not spend money to solve their odor problems.

         The Company then realized that the real problem was bigger than just odor control. It was the animal waste. The Company set its sights on the bigger problem. The resulting focus led to the development of the Company's current products and methods of waste management.

         Currently, the Company has developed a Closed-Loop Waste Management System that addresses all areas of waste management in a wide variety of animal and vegetable food production waste problems, including odor control. This system is comprised of four parts, starting with a Separator that separates solids from liquids. Solids are processed in an Aerobic Bioreactor tank that eliminates extent pathogens and converts the waste to a non-toxic, nutrient-rich soil amendment. Liquids are processed in an Anaerobic Digester, a series of tanks where methane is drawn off and the liquids filtered of heavy metals and further processed for reuse as wash water. In the fourth part, the Cogeneration System, methane combines with diesel fuel in a dual-fuel engine that drives a generator to provide electrical power to the facilities.

         The first full system installation is at the Utah State University in Logan, to provide quantitative and qualitative data to support sales and further research.

TYPICAL ANIMAL WASTE MANAGEMENT PRACTICES

         Animal waste mainly consists of manure and urine from cows, hogs, chickens, turkeys, mink and other animals that are raised for food or other purposes. These waste materials are potential sources of crop nutrients, but also can pose environmental threats.

         The composition of animal waste depends on both the kind of animal and the way the waste is handled. For example, poultry operations typically produce dry litter with about 15% to 25% moisture content, that may be mixed with straw or another dry material for easier handling. The removed litter is stacked or stored in metal or wooden structures or on the ground on a temporary basis.

         Hogs and cattle generate a manure that is more liquid and typically water is used to flush the manure out of the barns and into storage facilities. The resulting "slurry" is up to 97% liquid, and most commonly stored in earthen lagoons. An alternative storage method now being adopted more widely is the "slurry tank," which offers a greater level of structural stability and environmental protection.

         In the lagoons or tanks, many of the solids settle into a sludge at the bottom. A farmer who utilizes the animal waste for nutrients pumps the liquid out for nutrients or irrigation and may agitate the sludge at pumping time to capture the nutrients that otherwise would remain behind.

         The problem with these methods is that as the number of animals raised has increased and the amount of land utilized has decreased, there is an insufficient amount of fallow land available for the farmer to utilize the waste produced by the animals. Accordingly, the animal waste is building up on the farm causing various health hazards such as run-off and leaching. Further, manure cannot be spread on land when a crop is growing.

THE ENVIRONMENTAL PRODUCTS & TECHNOLOGIES SOLUTION

         The Company has developed a Closed-Loop Waste Management System to provide for the safe disposal of waste created by large livestock, poultry, hog and other similar operations. In addition, the Company's waste management system converts animal wastes into commercial quantities of a pathogen- free, nutrient-rich, soil-building medium. Further, if the Company's co-generation product is utilized, the Company is able to take the methane that is produced by the Company's system and use it for producing energy for the farmer's property. The Company's Closed-Loop Waste Management System consists of the following:

         The Waste Separator. The purpose of the waste separator is to separate the liquids from the solids which then takes them up through a set of rollers


51601:029
                                        4
and basically squeezes the moisture out of the solids. The moisture then goes through a belt and goes into a large tank at the bottom where the moisture is then pumped into the anaerobic digester. The solids go into the bio-reactor.

         The Anaerobic Digester and Cogeneration. The anaerobic digester is made out of fiberglass and, in its typical configuration, is about eight feet in diameter and 42 feet long for a tank that can hold up to 30,000 gallons of effluent. In that tank, the Company has isolated a set of proprietary enzymes which excite off the methane. The methane is then captured and pulled off the tank and used to run an engine which is able to produce electricity which the farmer can use in his or her operations.

         The anaerobic digester handles all of the fluids. From that methane is excited off which runs the co-generation system. It goes through a series of three tanks and in the last tank the liquid is processed. Finally, the liquid is put through a filter system from which non-potable, re-useable, re-cyclable water is available for use for irrigation and/or for washing and flushing and using again to clean out the barns and wash the animals and basically used without having to repump or use fresh water.

         In the first tank, any solids that are not consumed by the enzymes basically settle to the bottom of the tank. On a regular interval, the solids that have settled at the bottom of the tank are pumped into the bio-reactor.

         In the second set of tanks, all of the solids are settled out. In the third tank, the clarifier, the water is filtered and then reused.

         The Enzymes. The Company employs enzymes for the purpose of exciting the methane from the animal waste in the anaerobic digester. The Company has tested this methane producing technology with its enzymes. According to the Company, the enzymes work best in temperatures ranging from 90 degrees to 105 degrees F.

         The Technology. The Company relies, among other things, on technology that was designed by Lifeline Enterprises L.L.C., a Utah limited liability company ("Lifeline"). Pursuant to a restated letter of understanding dated May 18, 1998, Lifeline agreed to transfer to the Company all rights, title and interest in and to the anaerobic digester, the bio-reactor and the biologicals used therewith. Patents are currently pending on the co-generation technology and the bio-reactor. There can be no assurance that a patent will be issued on either the co-generation technology or the bio-reactor, that such products do not or will not infringe on the intellectual property rights of others or that if a patent is issued that it will not be invalidated later. In consideration for this transfer, the Company issued 100,000 shares of Common Stock to Lifeline and has agreed to issue an additional 50,000 shares of Common Stock upon assignment to the Company of all patents to the bio-reactor. In addition, the Company has agreed to issue to Lifeline an aggregate of 320,000 shares of Common Stock, payable 80,000 shares on each of October 15, 1999, 2000, 2001 and 2002. Gary Roberts, Linda Roberts and Bob Crouch are principals of Lifeline and Gary Roberts and Bob Crouch are employees of the Company.

         The Bio-reactor. Finally, the bio-reactor takes all of the solids. The bio-reactor is basically a steel vessel that will be sized to the requirements of the particular application. The tank is rotated and the Company's biologicals, including enzymes, are introduced into the tank through a computer controlled process. The purpose of this process is to compost the solid materials and at the end of the process, the Company is left with useable soil, which it intends to use for compost. The Company then intends to add biologicals and fungi based upon established formulae for various groups of vegetable, fruits, and vines and sell the compost to end users. By way of comparison, the process that the Company is using is, basically, an acceleration of the process utilized by nature. For example, windrow composting generally takes between 90 to 100 days, whereas the Company produces a stable product in less than one week.

THE COMPANY'S STRATEGY

         EPTC began marketing its Closed-Loop Waste Management Systems in October 1998. These efforts are currently focused on large dairies milking approximately one thousand cows. These large dairies are concentrated in the


51601:029
                                        5
western states of Arizona, California, Idaho, New Mexico, Oregon, and Washington. Wisconsin, based on the large number of dairies located there, represents an additional area of focus. EPTC will sell directly to the largest customers with its own trained and managed sales engineers. Sales engineers and/or regional managers have been selected for Central and Southern California, Idaho, Oregon, Washington and Wisconsin. Additionally, a regional manager has been selected to address the waste management needs for swine farmers in North Carolina and Utah.

         EPTC is committed to "Turning Around Impacted Areas of Our Environment." The focus is on addressing the industrial processing of wet organic wastes. The largest non-compliant market, as previously described, is comprised of Animal Feeding Operations (AFOs). The Company has designed and developed its Closed-Loop Waste Management System to specifically address the problems created by raising livestock and poultry in an industrialized manner. EPTC has selected the following states because of the concentration of large dairies: Arizona, California, Idaho, Illinois, Iowa, Missouri, New Mexico, New York, North Carolina, Oregon, Pennsylvania, Texas, Utah, Washington, and Wisconsin. These 15 states have more than 66% of all dairy cows and provide 69% of the milk produced. Wisconsin has the largest number of dairies and California produces the most milk. Iowa, North Carolina and Utah are major producers of pork.

         EPTC will continue to open offices in areas with a high concentration of dairies and sell and service each of the installations. EPTC currently has offices in California, Utah, Wisconsin, Pennsylvania, and North Carolina, and will open offices in Arizona and New Mexico in the second quarter of 1999.

         The United States Environmental Protection Agency (EPA) administers a fund called the Clean Water State Revolving Fund (SRF), a program used to provide low-interest loans for important water quality projects. Managed by the individual states, the SRF program in each state can fund nonpoint-source-eligible implementation projects such as animal waste storage facilities. According to "The Unified Strategy for Animal Feeding Operations" (September 11, 1998; page 27), the SRF program is funding approximately $3 billion in projects each year, and since inception has funded over $650 million in the specific area of nonpoint-source-eligible projects to clean up pollution related to contaminated runoff.

         Animal Feeding Operations (AFOs) and Concentrated Animal Feeding Operations (CAFOs) are required to undergo and incur the expense of a permitting process to ensure that certain conditions are met. Also, there are state and local regulations that may have additional requirements. The United States Department of Agriculture (USDA) Natural Resources Conservation Service (NRCS) estimates that at least 300,000 AFOs need to voluntarily comply by preparing a Comprehensive Nutrient Management Plan (CNMP) and a site-specific Pollution Prevention Plan (PPP). The CNMP must be site-specific and formulated to address the goals and needs of the individual operator, as well as the conditions on the farm.
Plans will be subject to periodic review.

         Elements of the CNMP include the following: aerial photos or plan maps, planned conservation practices and schedules for implementation, engineering designs for any constructed facilities for storing or handling manure, records of all soil and nutrient tests, appropriate rates of land application to prevent the application of nutrients at rates that will exceed the capacity of the soil, planned crops to assimilate and prevent pollution, and records of practices and actions.

         All of these permits have one purpose in mind: to keep America's waterways, watersheds and wetlands free of the effects of toxic and nutrient-overloaded wastestreams. The goal is to have the farmer be a good steward of the land he controls, not to contaminate the water we drink, the air we breathe, or the food we eat.

         EPTC's Closed-Loop Waste Management System can reduce or eliminate the costs and time associated with compliance with new regulations. "Best Management Practices" would require that barns would be scraped or flushed frequently and that the EPTC system would be operated on a continuous basis, as designed.

         EPTC has established a website: I-C-A-N.COM (Integrated Compliance Assistance Network) as a single source for information, resources, education and


51601:029
                                        6
products  concerning  the  issues  of  compliance;   federal,  state  and  local
permitting   requirements,   sources  of  financial   assistance,   current  and
alternative practices, and step-by-step guidance.

         The ICAN website will encourage repeated visits and assist EPTC in generate sales leads through consistent tie-ins to EPTC's main website. EPTC plans to add to the staff trained engineers to assist potential customers with the preparation and processing of applications to obtain SRF financing to purchase and install the company's solution -- the Closed-Loop Waste Management System.

         Intensive livestock production practices have created a manure storage and disposal dilemma. The most pressing problems are currently in the hog industry. Every large hog-producing region of North America currently has its own stories to tell of angry neighbors and polluted waterways. Perhaps the most serious of these situations exists in North Carolina, which has seen its hog production increase 122 percent over the past 5 years. In 1996 a total of 103 million hogs were marketed in the United States -- a total waste production equivalent of 1 billion people.

         EPTC's initial target markets will be dairies and large-scale hog production facilities. Processed animal manure, municipal sludge and slaughterhouse waste will be converted to environmentally-friendly soil amendments.

         There are a number of equally-large markets available: food processing plants, bakery waste, fruit and vegetable wastes, dairy products including whey, brewery and winery wastes, supermarket wastes, and restaurant and catering wastes. Disposal companies are in a continual search for acceptable dumpsites for organic materials. EPTC supports 100% diversion of wet organics from landfills.

         The handling and disposal of wet organic wastes has created a tremendous business opportunity worldwide. EPTC will focus its sales efforts on the creation of environmentally-friendly and cost-effective alternatives to traditional disposal methods.

         World population is expected to grow from 5.5 billion now to about 8 billion in the year 2020. By the year 2000, approximately 44 pevcent of the world's population is expected to$reside mn urban areas, $up from 30 percent in 1980. These trends will have immense consequences on the volume$and comtosition of global food demand. Specialists of$the International Food Policy$ Researgh Instmtute estimates that tle current demand of 1.7 billion$tons of cereals and 206 million tons of meat, may rmse by tle year 2020 to 2.5 billion tons of cereal and al leest 275 to 310 mmllion tons of meat.

         According to a 5995 General Accounting Office report, tlere are 450,000 farms with confined (not pasture) feedlots out of 640,000 farms with livestock. EPTC is using the recently released "Unified National Strategy for Animal
Feeding Operations," a document prepared and jointly released by the USDA (United States Department of Agriculture) and the EPA (Environmental Protection Agency), as a guide to develop its marketing strategy for the next five years. The regulations contained in this Strategy will become effective January 1999.

         These regulations will provide the minimum guidelines for permitting of farms and feedlots. The Strategy will focus technical and financial assistance to support Animal Feeding Operations (AFOs) in meeting the national performance expectations established in this Strategy. While there are other potential environmental impact associated with AFOs (e.g. odor, habitat loss, ground water depletion), this Strategy focuses on addressing surface and ground water quality problems.

         USDA and EPA believe that approximately 6,600 livestock facilities have over 1,000 "animal units." Based on size alone, these facilities are considered to be Concentrated Animal Feeding Operations (CAFOs) and, therefore, are "point sources" subject to National Pollution Discharge Elimination System (NPDES) permitting requirements. The EPA believes that virtually all CAFOs are covered by the NPDES permit program and are a priority for permit issuance. Less than 2,000 CAFOs, according to EPA records, have been issued NPDES permits. A recent U.S. Senate Committee report says CAFO's contribute significantly to an estimated 1.37 billion tons of manure produced annually.


51601:029
                                        7

         In addition, the NPDES permit issuing agency may, after conducting an on-site inspection, designate any AFO of any size as a CAFO based on the finding that the facility "is a significant contributor of pollution to the waters of the United States." The EPA estimates the number of AFOs that will be subject to the permit program, as a result of identified watershed impairment, could be up to 5,000 sites. The EPA and the USDA expect the total number of CAFOs in the situation described above will be approximately 15,000.

         In addition to systems sales, there is a growing market for quality composts and soils. Battelle Institute in a research study conducted of the Solid Waste Composting Council, calculated that the demand for compost and compost-like products, including products ranging from manure to composted wastes to manufactured potting soils and soil enhancers, in selected areas of the U.S. alone, is projected to be in excess of one billion cubic yards per year.

         This demand, categorized in nine application segments--landscapers, delivered topsoil, bagged retail, nurseries, landfill final cover, surface mine reclamation, sod production, silvaculture, and agriculture-- far exceeds projected supply. The initial target market for soils, to be sold in bulk, is large agricultural farmers desiring to add organic matter back into their croplands.

         At the end of fiscal 1999, EPTC expects to have sixty-three Bioreactors installed and operating with a production capacity on excess of 400,000 yards of soil amendment. This production capacity will be spread through eight different states; therefore, not enough product will be produced to warrant a significant marketing program until the fourth or fifth year of operation. At the end of the fifth year of operation, the Bioreactor systems will have the capacity to produce approximately five-million yards of material.

SUPPLIERS

          It is the Company's intention not to manufacture on its own any of the components necessary to produce its waste management system. The Company intends to utilize third party suppliers to provide the products necessary to complete its waste management systems. While the Company believes that there are a variety of suppliers for most of the components that will comprise its waste management system, there are certain components of the waste management system that will only be available from one or possibly two suppliers. In this regard, the Company will be reliant on Lifeline for the co-generation technology, Vinyard Engines Systems, Inc. for the dual fuel engine, and RBR Technologies and Fan Systems, Inc. for the waste separator. The Company does not have any agreements or arrangements with any of the above-mentioned companies to provide the Company with the products that the Company will need to assemble a full waste management system. However, the Company believes that it will be able to purchase the products that it needs from each of these companies. There can be no assurance, however, that the Company will be able to purchase the components from the above-mentioned companies, or if it is able to purchase such components, that it will be able to do so on terms that are satisfactory to the Company.

ASSEMBLY

         The Company currently contemplates that once it has proven the utility of its waste management system that it will contract with the various suppliers of the constituent components of the waste management system to deliver them
(i.e., dropship) to sites specified by the Company. The Company will then provide for the assembly of the components into the waste management system for use at the specified location. There can be no assurance that the Company will be successful in coordinating the various deliveries of the component parts of its waste management system, or that it will be successful in assembling the component parts in the field, as currently contemplated.

COMPETITION

         The Company will directly and indirectly compete with other businesses, including businesses in the solid waste collection and disposal business,


51601:029
                                        8
including Bion Environmental Technologies, Inc. and Thermo Tech Technologies Inc., both of which companies engage in organic waste conversion. In many cases, these potential competitors are larger and more firmly established than the Company. In addition, many of such potential competitors have greater marketing and development budgets and greater capital resources than the Company. Accordingly, there can be no assurance that the Company will be able to achieve and maintain a competitive position in the businesses in which it will compete.

INTELLECTUAL PROPERTY

         The Company's success will depend, in part, on its ability to maintain protection for its products and processes under United States and foreign patent laws, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. Currently, a portion of the Company's technology for its waste management system is licensed from third parties and the Company has not obtained indemnification from the licensors of such technology. Accordingly, if the technology licensed by such licensors to the Company infringes the rights of third parties, the Company could be held liable for damages to such third party and could not seek reimbursement from the licensor. The Company does not maintain any insurance to protect against such occurrence and, if such a claim were made against the Company it could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not possess any patents but does have applications pending. There can be no assurance that any such patent applications will result in issued patents, that any issued patents will afford adequate protection to the Company or not be challenged, invalidated, infringed or circumvented, or that any rights thereunder will afford competitive advantages to the Company. Furthermore, there can be no assurance that others have not independently developed, or will not independently develop, similar products and technologies or otherwise duplicate any of the Company's products and technologies.

         There can be no assurance that the validity of any patent issued to the Company or any licensor of technology to the Company would be upheld if challenged by others in litigation or that the Company's activities would not infringe patents owned by others. The Company could incur substantial costs in defending itself in suits brought against it, or in suits in which the Company seeks to enforce its patent and/or license rights against others. Should the Company's products or technologies be found to infringe patents issued to third parties, the Company would be required to cease the manufacture, use and sale of the Company's products and the Company could be required to pay substantial damages. In addition, the Company may be required to obtain licenses to patents or other proprietary rights of third parties in connection with the development and use of its products and technologies. No assurance can be given that any such licenses required would be made available on terms acceptable to the Company, or at all.

         The Company also relies on trade secrets and proprietary know-how, which it seeks to protect, in part, by confidentiality agreements with its employees, consultants, advisors and others. There can be no assurance that such parties will maintain the confidentiality of such trade secrets or proprietary information, or that the trade secrets or proprietary information of the Company will not otherwise become known or be independently developed by competitors in a manner that would have a material adverse effect on the Company's business, financial condition and results of operations.

ENVIRONMENTAL MATTERS

         Federal, state and local environmental legislation and regulations mandate stringent waste management and operations practices, which require substantial capital expenditures and often impose strict liabilities for non-compliance. Environmental laws and regulations are, and will continue to be, a principal factor affecting demand for the technology and services being developed or offered by the Company. The level of enforcement activities by federal, state and local environmental protection and related agencies, and changes in regulations and waste generator compliance activities, will also affect demand. To the extent that the burdens of complying with such laws and regulations may be eased as a result of, among other things, political factors, or that producers of industrialized farm waste find alternative means to comply with applicable regulatory requirements, demand for the Company's products and services could be adversely affected, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any


51601:029
                                        9
changes in these regulations which increase compliance standards may require the Company to change or improve its operating procedures. To the extent the Company conducts its business overseas, international environmental regulations will be applicable. Such regulations vary by country and are subject to changes which may adversely affect the Company's operations.

         The Company and its customers operate in a highly regulated environment, and the Company's potential customers and/or the Company's products and services may be required to have various federal, state and/or local government permits and authorizations, registrations and/or exemptions. Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. Failure to comply with the conditions of such permits, approvals, registrations, authorizations or exemptions may adversely affect the installation or operation of the Company's waste management system and may subject the Company to federal, state or locally-imposed penalties. The Company's ability to satisfy the permitting requirements for a particular installation does not assure that permitting requirements for other installations will be satisfied. In addition, if new environmental legislation is enacted or current regulations are amended or are interpreted or enforced differently, the Company or its customers may be required to obtain additional operating permits, registrations, certifications, exemptions or approvals. There can be no assurance that the Company or its customers will meet all of the applicable regulatory requirements.

         The Company's business exposes it to the risk that harmful substances may be released or escape into the environment from its processes or equipment, resulting in potential liability for the clean-up or remediation of the release and/or potential personal injury associated with the release. Liability for investigation and/or clean-up and corrective action costs exists under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and corresponding state laws. Additionally, the Company is potentially subject to regulatory liability for the generation, transportation, treatment, storage or disposal of hazardous waste if it does not act in accordance with the requirements of federal or state hazardous waste regulations or facility specific regulatory determinations, authorizations or exemptions. The Company is also potentially subject to regulatory liability for releases into the air or water under the Clean Air Act of 1970, as amended, and the Federal Water Pollution Control Act of 1972, as amended (hereinafter the "Clean Water Act"), and analogous state laws and regulations and various other applicable federal or state laws and regulations if it does not comply with those requirements.

DIATOMACEOUS EARTH

         In conjunction with its waste management efforts, the Company has also resolved to develop a non-toxic, environmentally friendly insecticide and application system. In connection with such effort, the Company recently acquired four diatomaceous earth ("DE") claims in Eastern Oregon from Applied Earth Technologies, Inc. ("Applied") for an aggregate of $40,000. Each claim is comprised of 160 acres and will provide the Company a long-term supply of DE, which is a basic insecticide ingredient. DE is a component of the Company's waste management system in that it will be used to filter out hazardous elements in the waste stream processing. In addition, DE provides water retention and insecticide capability when mixed into the soil amendment.

         Further, the Company intends to provide insect control with application of DE-based insecticides. The Company intends to seek third-party validation that DE will be an effective weapon in insect control, though no assurance can be given that DE will be effective or if effective, that it will be cost effective. It is the Company's intent to use DE as a replacement for organophosphates and chemical agents that are considered harmful to humans as well as insects.

         The Company does not have the expertise or equipment to mine the DE from the claims. Accordingly, the Company has held discussions with Terra Minerals Corporation ("Terra") of Salt Lake City to act as its mining consultant and operator. However, the Company does not intend to develop or promote this business for the next 12 months, instead, focusing its efforts and resources on the development of its Closed-Loop Waste Management Systems.


51601:029
                                       10

         On December 12, 1998 the Company entered into a letter of intent with National D.E. Systems, Inc. ("National") pursuant to which the Company agreed to sell, convey, transfer and assign its DE claims to National for 80 percent of the issued and outstanding shares of capital stock of National. Finalization of this transaction is subject to, among other things, negotiation and completion of definitive documentation and the completion of due diligence.

         There are no affiliations between the Company or Applied and Terra.

PERSONNEL

         As of September 30, 1998, the Company employed eight people on a full-time basis. In addition the Company utilizes on a regular basis the services of 14 consultants and part-time employees. The Company believes that its future success will depend, in part, on its ability to continue to attract, hire and retain qualified personnel. The competition for such personnel is intense and no assurance can be given that the Company will be successful in attracting such personnel, particularly considering the low unemployment rate currently being experienced across the United States. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

RISK FACTORS

         In addition to the other information contained in this report, you should carefully consider the following risk factors in evaluating the Company.

         Accumulated Deficit; History of Operating Losses; Expectation of Future Losses. The Company has experienced significant operating losses since its inception. At September 30, 1998, the Company had an accumulated deficit of approximately $6,323,000. The Company incurred an operating loss of approximately $(388,000) for the fiscal year ended September 30, 1997, and incurred an operating loss of approximately $(1,409,000) for the fiscal year ended September 30, 1998. Such losses have resulted principally from no revenues from operations and costs associated with the acquisition of the Company's technologies and general and administrative expenses. The Company has generated no revenues from operations and incurred increased losses to date and expects that it will continue to incur losses until such time, if ever, as revenues from product sales are sufficient to fund its continuing operations. The Company's profitability will depend on its ability to commercialize its waste management system. There can be no assurance that the Company will ever generate sufficient revenues to achieve profitability. See "Management's Discussion and Analysis or Plan of Operations."

         Development Stage Company. The Company is designated by its independent auditors as a development stage company in accordance with SFAS 7 "Accounting and Report by Development Stage Enterprises." Under this statement, a development stage company is an enterprise that is devoting substantially all of its time to$ establmshing a new business and planned operations have not commenced. At this stage there is no assurance that the Comtany will be able to raise sufficient capital and develop a profitable mavket fov its planned product.

    $ Capmtal Intensive Business; Need for Additional Financing. The Company's business is capital intensive. Developments in the Company's business and possmble expension into othev markets could mndicate that the Compan} should expand$its busmness at a fastev rate tlan that$currently planned for. Moreovev, there can be no aswurance that tle Company will not encounter$ unforeween difficulties that may deplete its catital vesources more $rapidly$ than enticipated, whmch would require that the Company seek additional funds$through equity, debt or other$external financing. In any event, it is likely that the Company will attempt to raise additional capital to meet its obligations and to accelerate its growth. There can be no assurance that any additional capital resources which the Company may need will be available to the Company if and when required, or on terms that will be acceptable to the Company. If additional financing is required, or desired, the Company may be required to forgo a substantial interest in its future revenues or dilute the equity interests of existing stockholders, and a change in control of the Company may result.
Further,  if the  Company  is unable to obtain  necessary  financing,  it may be

51601:029
                                       11
required to significantly curtail its activities or cease operations. See "Management's Discussion and Analysis or Plan of Operations."

         Limited Operating History; New Business; No Product Sales. The Company has a limited operating history and has not generated any revenues to date. There can be no assurance that the Company will be able to successfully market its waste management system, products and services. While attempting to commercialize its products, the Company will be subject to risks inherent in a new business. Such risks include unanticipated problems relating to environmental regulatory compliance, the competitive environment in which the Company operates and marketing problems, and additional costs and expenses that may exceed current estimates. There can be no assurance that, even after the expenditure of substantial funds and efforts, the Company will ever achieve or maintain a substantial level of sales of its products. The failure to successfully market its products and services will have a material adverse effect on the Company's financial condition, business and results of operations.

         Uncertain Market Acceptance of the Company's Products. Through September 30, 1998, the Company has had no sales of its waste management system. There can be no assurance that significant, or any, sales will occur or that the Company's waste management system will obtain broad, or even limited, market acceptance. The decision by a potential customer to utilize the Company's waste management system is, among other things, technical in nature, requiring the customer to make an evaluation as to whether changes in its capital equipment or operating procedures will be required in order to realize the performance benefits of the Company's products. There can be no assurance that potential customers will choose to change their equipment or established procedures or be willing to incur any necessary costs to make such changes or that the benefits derived from utilizing the Company's waste management system will outweigh the costs incurred to make such changes.

         Further, there can be no assurance that all customers will experience the performance and cost advantages expected by the Company. For example, a by-product of the Company's waste management system is the ability to convert the methane by-product into electricity. Such ability may be of little or no interest to consumers at a time when electricity is relatively inexpensive. If the Company is not successful in marketing its waste management system, its ability to generate revenues will be greatly diminished and the Company will be dependent on other future products and services that may be developed or otherwise obtained by the Company. There can be no assurance that the Company's waste management system will be successfully marketed or that future products and services will be developed or obtained.

         Development Risks. EPTC is a development stage company. The Company has products in various stages of development, and no revenue has been recognized from the sale of its products. The Company has developed and plans to market new products and new applications of technology and, accordingly, is subject to risks associated with such ventures. The probability of success of the Company must be considered in light of the expenses and delays frequently encountered in connection with the operation of a new business and the development of practical production techniques for new products.

         No Independent Certification as to the Effectiveness of the Company's Products. The Company has only recently completed development of its Closed-Loop Waste Management System. The Company has not yet tested its waste management system under commercial circumstances. No assurance can be given that the Company's waste management system will perform as anticipated under commercial conditions or that substantial reengineering, redesign and/or redevelopment work will not be required for the Company's waste management system to operate as anticipated. Further, the Company has not submitted its waste management system to an independent laboratory for testing to ensure that its system is effective.

         Equipment Failure; Limited Engineering, Design and Construction Experience; Limited Manufacturing Experience. The Company has completed assembly of and operated since March 1, 1998 one waste management system. The Company commenced demonstrations to dairies on April 24, 1998. From time to time, the Company has experienced mechanical or technical difficulties with such waste management system which has required repairs and maintenance. Any such mechanical or technical difficulties with its systems in the future could result in an interruption in the Company's ability to manufacture and sell such systems.

51601:029
                                       12

The failure of the Company to effect prompt repairs and otherwise keep its waste management systems operating at targeted capacities could have a material adverse effect on the business, financial condition and results of operations of the Company. The Company may experience problems associated with the manufacturing, assembling and engineering of additional waste management systems, including, without limitation, cost overruns, start-up delays and technical or mechanical problems.

         To date, the Company has engaged in only limited manufacturing and there can be no assurance that the Company's efforts to expand its manufacturing capabilities will not exceed estimated costs or take longer than expected, or that other unanticipated problems will not arise that would materially adversely affect the Company's business and prospects. See "Management's Discussion and Analysis or Plan of Operations" and "Business."

         Dependence on Major Subcontractors and Suppliers. The Company relies on subcontractors and suppliers to manufacture, subassemble and perform certain testing of all of the components of the Company's waste management system. The Company plans to outsource the manufacture of major components and complete final assembly and testing of its waste management systems at its customers operations. The inability to develop relationships with, or the loss of, subcontractors or suppliers, or the failure of its subcontractors or suppliers to meet the Company's price, quality, quantity and delivery requirements, could require the Company to reduce or eliminate expenditures for research and development, production or marketing of its products, or otherwise to curtail or discontinue its operations, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         Product Warranty. The Company intends to warrant its waste management systems to be free of defects in workmanship and materials for 90 days from installation at the location of the end user. There can be no assurance that the Company will not experience warranty claims or parts failure rates in excess of those which it has assumed in pricing its products and spare parts. Any such excess warranty claims or spare parts failure rates could have a material adverse effect on the Company's business, financial condition or results of operations. The Company currently has no experience with warranty claims relating to its products.

         Dependence on a Single Product Line. The Company anticipates that it will derive substantially all of its revenue in the foreseeable future from sales of its waste management systems, related consumables and spare parts. If the Company is unable to generate sufficient sales of its waste management systems due to market conditions, manufacturing difficulties or other reasons, it may not be able to continue its business. Similarly, if purchasers of its waste management systems were to continue utilizing current waste management practices, the Company's business, results of operations and financial condition could be materially adversely affected. Dependence on a single product line makes the Company particularly vulnerable to the successful introduction of competitive products.

         No Product Liability Insurance. The Company could be subject to product liability claims in connection with the use of the products that it sells. There can be no assurance that the Company would have sufficient resources to satisfy any liability resulting from these claims or would be able to have its customers indemnify or insure the Company against such claims. The Company does not currently carry product liability insurance and there can be no assurance that such coverage, if obtainable, would be adequate in terms and scope to protect the Company against material adverse effects in the event of a successful product liability claim. Accordingly, any product liability claim brought against the Company could, and probably would, have a material adverse effect on the Company's business, financial condition and results of operations.

         Risks Inherent in International Operations. The Company intends to market its products and services internationally and plans to seek opportunities overseas, either independently or through joint ventures or other collaborative arrangements with strategic partners. To the extent that the Company operates its business overseas and/or sells its products in foreign markets, it will be subject to all of the risks inherent in international operations and transactions, including the burdens of complying with a wide variety of foreign laws and regulations, exposure to fluctuations in currency exchange rates and


51601:029
                                       13
tariff regulations, potential economic instability and export license requirements. In addition, international environmental regulations and enforcement of such regulations vary by country and are subject to changes which may adversely affect the Company's operations.

         Competition. The Company will directly and indirectly compete with other businesses, including businesses in the solid waste collection and disposal business. In many cases, these potential competitors are larger and more firmly established than the Company. In addition, many of such potential competitors have greater marketing and development budgets and greater capital resources than the Company. Accordingly, there can be no assurance that the Company will be able to achieve and maintain a competitive position in the businesses in which it will compete.

         Dependence on Patents and Proprietary Technology; Reliance on Licensed Technology. The Company's success will depend, in part, on its ability to maintain protection for its products and processes under United States and foreign patent laws, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. Currently, a portion of the Company's technology for its waste management system is licensed from third parties and the Company has not obtained indemnification from the licensors of such technology. Accordingly, if the technology licensed by such licensors to the Company infringes the rights of third parties, the Company could be held liable for damages to such third party and could not seek reimbursement from the licensor. The Company does not maintain any insurance to protect against such occurrence and, if such a claim were made against the Company it could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not possess any patents but does have applications pending. There can be no assurance that any such patent applications will result in issued patents, that any issued patents will afford adequate protection to the Company or not be challenged, invalidated, infringed or circumvented or that any rights thereunder will afford competitive advantages to the Company. Furthermore, there can be no assurance that others have not independently developed, or will not independently develop, similar products and technologies or otherwise duplicate any of the Company's products and technologies.

         There can be no assurance that the validity of any patent issued to the Company or any licensor of technology to the Company would be upheld if challenged by others in litigation or that the Company's activities would not infringe patents owned by others. The Company could incur substantial costs in defending itself in suits brought against it, or in suits in which the Company seeks to enforce its patent and/or license rights against others. Should the Company's products or technologies be found to infringe patents issued to third parties, the Company would be required to cease the manufacture, use and sale of the Company's products and the Company could be required to pay substantial damages. In addition, the Company may be required to obtain licenses to patents or other proprietary rights of third parties in connection with the development and use of its products and technologies. No assurance can be given that any such licenses required would be made available on terms acceptable to the Company, or at all.

         The Company also relies on trade secrets and proprietary know-how, which it seeks to protect, in part, by confidentiality agreements with its employees, consultants, advisors and others. There can be no assurance that such parties will maintain the confidentiality of such trade secrets or proprietary information, or that the trade secrets or proprietary information of the Company will not otherwise become known or be independently developed by competitors in a manner that would have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence on Environmental Regulation. Federal, state and local environmental legislation and regulations mandate stringent waste management and operations practices, which require substantial capital expenditures and often impose strict liabilities for non-compliance. Environmental laws and regulations are, and will continue to be, a principal factor affecting demand for the technology and services being developed or offered by the Company. The level of enforcement activities by federal, state and local environmental protection and related agencies, and changes in regulations and waste generator compliance activities, will also affect demand. To the extent that the burdens of complying with such laws and regulations may be eased as a result of, among other things, political factors, or that producers of industrialized farm waste find alternative means to comply with applicable regulatory requirements, demand for the Company's products and services could be adversely affected, which could

51601:029
                                       14
have a material adverse effect on the Company's business, financial condition and results of operations. Any changes in these regulations which increase compliance standards may require the Company to change or improve its operating procedures. To the extent the Company conducts its business overseas, international environmental regulations will be applicable. Such regulations vary by country and are subject to changes which may adversely affect the Company's operations.

         Regulatory Status of Operations. The Company and its customers operate in a highly regulated environment, and the Company's potential customers and/or the Company's products and services may be required to have various federal, state and/or local government permits and authorizations, registrations and/or exemptions. Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. Failure to comply with the conditions of such permits, approvals, registrations, authorizations or exemptions may adversely affect the installation or operation of the Company's waste management system and may subject the Company to federal, state or locally-imposed penalties. The Company's ability to satisfy the permitting requirements for a particular installation does not assure that permitting requirements for other installations will be satisfied. In addition, if new environmental legislation is enacted or current regulations are amended or are interpreted or enforced differently, the Company or its customers may be required to obtain additional operating permits, registrations, certifications, exemptions or approvals. There can be no assurance that the Company or its customers will meet all of the applicable regulatory requirements.

         Potential Environmental Liability. The Company's business exposes it to the risk that harmful substances may be released or escape into the environment from its processes or equipment, resulting in potential liability for the clean-up or remediation of the release and/or potential personal injury associated with the release. Liability for investigation and/or clean-up and corrective action costs exists under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and corresponding state laws. Additionally, the Company is potentially subject to regulatory liability for the generation, transportation, treatment, storage or disposal of hazardous waste if it does not act in accordance with the requirements of federal or state hazardous waste regulations or facility specific regulatory determinations, authorizations or exemptions. The Company is also potentially subject to regulatory liability for releases into the air or water under the Clean Air Act of 1970, as amended, and the Federal Water Pollution Control Act of 1972, as amended (hereinafter the "Clean Water Act"), and analogous state laws and regulations and various other applicable federal or state laws and regulations if it does not comply with those requirements.

         Dependence on Key Management and Personnel. The Company is highly dependent upon the efforts of its senior management and, effective April 15, 1998, entered into a four-year employment agreement with Marvin Mears, the Company's President and Chief Executive officer. The Company does not possess any key-man life insurance on Mr. Mears but intends to apply for a $1 million key-man life insurance policy on him. No assurance can be given that the Company will be able to obtain such a policy or, if obtainable, that it will be on terms favorable to the Company. The Company is also dependent upon its other management personnel, as well as certain scientific advisors and consultants. The loss of the services of one or more of these individuals could have a material adverse effect upon the Company. The Company's future success will depend in large part upon its ability to attract and retain additional highly skilled scientific, managerial, manufacturing and marketing personnel. The Company faces competition for hiring such personnel from other companies, research and academic institutions, government agencies and other organizations. There can be no assurance that the Company will continue to be successful in attracting and retaining such personnel.

         Prior Legal Actions Involving Chief Executive Officer and Principal Stockholders. On March 12, 1993, the United States District Court for the Central District of California permanently enjoined Mr. Marvin Mears, the President, Chief Executive Officer, Director and a major stockholder of the Company, from, among other things, future violations or aiding and abetting violations of the antifraud provisions of the Securities Act of 1933, as amended (the "1933 Act"), and the Securities Exchange Act of 1934 (the "1934 Act"), as amended. Further, Mr. Mears was permanently restrained and enjoined from making any untrue statement of a material fact in any registration statement,

51601:029
                                       15
application, report, account, record or other document filed or transmitted pursuant to the Investment Company Act of 1940, or omitting to state therein any fact necessary in order to prevent the statements made therein, in light of the circumstances under which they were made, from being materially misleading in violation of the Investment Company Act of 1940. In addition, by order dated February 27, 1996, Mr. Mears, without admitting or denying any of the findings contained in an order issued by the Securities and Exchange Commission, consented to the entry of an Order Making Findings and Imposing Sanctions Pursuant to Section 9(b) of the Investment Company Act of 1940 whereby Mr. Mears agreed to be barred from association with any investment advisor or investment company.

         In February 1993, the United States District Court for the Central District of California permanently enjoined Mr. Morris Lerner, a major stockholder of the Company and formerly an officer and director of the Company, from, among other things, future violations or aiding and abetting violations of the antifraud provisions of the 1933 Act and the 1934 Act. In addition, Mr. Lerner was permanently restrained and enjoined from making any untrue statement of a material fact in any registration statement, application, report, account, record or other document filed or transmitted pursuant to the Investment Company Act of 1940, or omitting to state therein any fact necessary in order to prevent the statements made therein, in light of the circumstances under which they were made, from being materially misleading in violation of the Investment Company Act of 1940.

         Control by Existing Management. The Company's executive officers and directors currently beneficially own approximately 45.74% of the outstanding shares of Common Stock. These persons, if acting in concert, will have significant voting power with respect to the election of directors and, in general, the outcome of any other matter submitted to a vote of stockholders.

         Potential Adverse Effects of Preferred Stock. The Company's Certificate of Incorporation authorizes the issuance of shares of "blank check" preferred stock, which will have such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. The preferred stock could be utilized to discourage, delay or prevent a change in control of the Company. Although the Company has no present intention to issue any shares of preferred stock other than the shares of Series A Preferred Stock currently outstanding, there can be no assurance that the Company will not do so in the future.

         No Dividends. The Company has not paid any cash dividends on its Common Stock and does not expect to declare or pay any cash or other dividends in the foreseeable future. The Company intends to retain earnings, if any, to provide funds for the expansion of the Company's business. So long as any shares of Series A Convertible Preferred Stock are outstanding, the Company may not, without first obtaining the approval of the holders of 67% of the then outstanding shares of Series A Convertible Preferred Stock, redeem, declare or pay any dividend or distribution with respect to shares of Common Stock.

         Outstanding Warrants and Options; Exercise of Registration Rights. The Company has outstanding (i) warrants to purchase an aggregate of 300,000 shares of Common stock at an exercise price of $2.00 per share; (ii) warrants sold in a private placement (the "Private Placement Warrants") to purchase 300,000 shares of Common Stock at an exercise price of $3.875 per share; and (iii) options to purchase an aggregate of 330,000 shares of Common Stock granted under the Company's 1996 Stock Option Plan at an exercise price of $.1875 per share, except that option holders representing 280,000 shares have signed agreements to not exercise their options prior to July 15, 1999. The Company has reserved an aggregate of 400,000 shares of Common Stock for issuance under its stock option plan. Holders of such warrants and options are likely to exercise them when, in all likelihood, the Company could obtain additional capital on terms more favorable than those provided by such warrants and options. Further, while these warrants and options are outstanding, the Company's ability to obtain additional financing on favorable terms may be adversely affected.

51601:029
                                       16

         General Risks of Business. Any future success that the Company might enjoy will depend upon many factors, including factors which may be beyond the control of the Company or which cannot be predicted at this time. These factors may include technological advances or product obsolescence, increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including costs of supplies, personnel, and equipment, reduced margins caused by competitive pressures and other factors, and changes in governmental regulation imposed under federal, state or local laws.

         Risks Associated with Management of Potential Growth. The Company's growth is expected to place a significant strain on its managerial, operation, financial and information systems resources. To accommodate its current size and manage growth, the Company must continue to implement and improve its operational, financial and information systems, and expand, train and manage its employee base. Additionally, expansion of the Company's information and network systems is required to accommodate its growth. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, or that the Company's facilities, systems, procedures or controls will be adequate to support the Company's operations. The inability of the company to manage effectively its future growth would have a material adverse effect on the Company's business, financial condition and results of operations. This problem may be exacerbated to the extent the Company continues to acquire additional technologies, as each such technology must then be integrated into the Company's operations and systems.

         Delaware Anti-Takeover Statute; Issuance of Preferred Stock; Barriers to Takeover. The Company is a Delaware corporation and thus, upon the consummation of the Offering will become subject to the prohibitions imposed by
Section 203 of the Delaware General Corporation Law, which is generally viewed as an anti-takeover statute. In general, this statute will prohibit the Company, once public, from entering into certain business combinations without the approval of its Board of Directors and, as such, could prohibit or delay mergers or other attempted takeovers or changes in control with respect to the Company. Such provisions may discourage attempts to acquire the Company. In addition, the Company's authorized capital consists of 40,000,000 shares of capital stock of which 20,000,000 shares are designated as Common Stock and 20,000,000 shares are designated as preferred stock. The Board of Directors, without any action by the Company's stockholders, is authorized to designate and issue shares in such classes or series (including classes or series of preferred stock) as it deems appropriate and to establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of preferred stock and other classes of Common Stock that may be issued may be superior to the rights granted to the holders of the existing classes of Common Stock. Further, the ability of the Board of Directors to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal regarding the Company and the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of Common Stock. Issuance of preferred stock, which may be accomplished through a public offering or a private placement, may dilute the voting power of holders of Common Stock (such as by issuing preferred stock with super voting rights) and may render more difficult the removal of current management, even if such removal may be in the stockholders' best interests. Any such issuance of preferred stock could prevent the holders of Common Stock from realizing a premium on their shares.

         Risks Associated with Forward-Looking Statements Included in this Report. This Report contains certain forward-looking statements regarding the plans and objectives of management for future operations. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the Company's ability to successfully integrate the various technologies it has licensed, the Company's ability to market successfully its waste management system and insecticide products, increased governmental regulation of livestock and poultry operations and that there will be no unanticipated material adverse change in the Company's business. Assumptions relating to the foregoing, among others, involve judgments with respect to, among other things, future economic, competitive, regulatory and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the

51601:029
                                       17
forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Prospectus will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of the Company's early stage operations, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

         Limited Market for the Common Stock. The Company's Common Stock is traded on the OTC Bulletin Board, but is not listed on any stock exchange or on NASDAQ. Trading volume in the Common Stock has fluctuated considerably in the recent past. The Company has filed for the registration of the entire class of its Common Stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act" ), in order to make the Company a "reporting company." Accordingly, it is required to file all of the reports, proxy statements and other information required to be filed with the Securities and Exchange Commission (the "Commission") under the Exchange Act.

         Possible Volatility of Stock Prices; Penny Stock Rules. The over-the-counter markets for securities such as the Company's Common Stock historically have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and general trends in the investment markets, as well as general economic conditions and quarterly variations in the Company's results of operations, may adversely affect the market price of the Company's Common Stock. Moreover, unless and until it is approved for quotation on NASDAQ, the Company's Common Stock could become subject to rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or the NASDAQ system). Unless an exemption from the definition of a "penny stock" were available, any broker engaging in a transaction in the Company's Common Stock would be required to provide any customer with a risk disclosure document, disclosure of market conditions, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction, and monthly accounts showing the market values of the Company's Common Stock held in the customer's account. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation. It may be anticipated that a number of brokers may be unwilling to engage in transactions in the Company's Common Stock because of the need to comply with the "penny stock" rules, thereby making it more difficult for purchasers of Common Stock offered hereby to dispose of their shares. The Company's Common Stock is covered by a Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their shares in the secondary market.

Item 2.           DESCRIPTION OF PROPERTY

FACILITIES

         The Company's facilities are located at 5380 North Sterling Center Drive, Westlake Village, California and presently consist of approximately 3,150 sq. ft. The Company believes that these facilities will meet the Company's needs. The Company leases this facility under a lease that expires on December 31, 1999. The base rent for the leased premises is $2,520 per month. The Company has the option to extend the lease for an additional two-year period on the same terms and conditions except that the monthly rental payment for the first year of any such extension would be $2,674 and $2,754 for the second year.

51601:029
                                       18

Item 3.  LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings, and is not aware of any pending or threatened litigation against the Company.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fiscal year ended September 30, 1998.


                                    PART II.

Item 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the OTC Bulletin Board under the symbol EPTC. The following table sets forth the range of high and low bid quotation per share for the Common Stock as reported by the OTC Bulletin Board during the calendar years indicated. The bid price reflects inter-dealer prices and does not include retail mark-up, markdown, or commission. The Company effected a 2 for 1 forward stock split that became effective on May 12, 1998. The following table does not give effect to such stock split except as indicated. According to records of the Company's transfer agent, as of December 17, 1998, the Company had approximately 414 stockholders of record.

                                                      HIGH          LOW
                                                    -------       -------
1996
  Third Quarter.....................................$ 5.50        $ 2.00
  Fourth Quarter....................................  5.00         1.125
1997
  First Quarter.......................................4.25         1.875
  Second Quarter.................................... 2.125         0.563
  Third Quarter......................................3.188         0.625
  Fourth Quarter.....................................4.188         1.000
1998
  First Quarter.....................................10.375         2.313
  Second Quarter....................................13.000         7.625
  Second Quarter (after May 11, 1998)...........     9.125         7.250
  Third Quarter..................................... 7.563         4.375
  Fourth Quarter.................................... 5.625          3.00

         The Company has never declared or paid a cash dividend on its Common Stock and does not expect to pay any cash dividends in the foreseeable future. So long as any shares of Series A Convertible Preferred Stock are outstanding, the Company may not, without first obtaining the approval of the holders of 67% of the then outstanding shares of Series A Convertible Preferred Stock, redeem, declare or pay any dividend or make any distribution with respect to shares of Common Stock.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


         The Company was incorporated in 1983 as CCRS, III, Inc. In 1989, the Company changed its name to Central Corporate Reports Services, Inc., merged with Information Bureau Inc. and operated in the financial public relations business until March 1990 when the Company became inactive. In 1990 the Company changed its name to Combined Assets, Inc. and in 1991 changed its name to ACP International, Inc. and in 1994 changed its name back to Combined Assets, Inc. In January 1995, the Company's name was changed to Environmental Products & Technologies Corporation.


51601:029
                                       19

         At the end of 1995, the Company commenced development of a waste management system to control odors and solid stream waste in the farming industry. In addition, the Company is developing organic based insecticides for agricultural, commercial and residential use.

         The Company is currently in the development stage of operations and, to this time, has devoted its time to raising capital, product and supplier development and marketing future products. No products have been assembled, manufactured or marketed at this time, except that the Company has assembled one prototype Closed-Loop Waste Management System for demonstration purposes and three prototype systems for operation by various universities.

         The Company has projected expenses of $1,800,000 through June 1999. As of September 30, 1998, the Company had approximately $1,832,000 of cash and cash equivalents and accordingly, even if the Company were to generate no revenues through June 1999, the Company would not need to seek additional financing to satisfy its cash requirements. The Company intends to continue its research and development activities during the next twelve months.

         The Company intends to continue product development with the test of three full-scale systems to be operated at Utah State University, Cal Poly-Pomona and the University of Wisconsin. The portable units will be employed for continued demonstrations and sales activity. The goal of such tests is to refine the process from a batch load to a continuous feed system. At the same time the development of an input/feed conveyor system and a variable discharge rate screw mechanism to load and unload the bioreactor needs to be completed. In addition, a solids waste process will also need to be developed.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1997

         The Company recognized no revenue for the twelve months ended September 30, 1998 ("Fiscal 1998") and for the twelve months ended September 30, 1997 ("Fiscal 1997"). During each of the Fiscal 1998 and Fiscal 1997, the Company's efforts were directed at researching, designing, developing and testing its Closed-Loop Waste Management System.

         Research and development expenses primarily consist of the cost of personnel and equipment needed to conduct the Company's research and development efforts. Research and development expenses for Fiscal 1998 increased $316,124, or approximately 457%, to $385,362 from $69,238 for Fiscal 1997. This increase in research and development expenses reflects additional expenses associated with the design, development and testing of prototype systems, the increase in personnel and purchase of components for the Company's currently operating prototype waste management systems.

         General and administrative expenses primarily consist of general and administrative costs related to the salaries of the Company's administrative personnel and associated costs, including legal and consulting fees. General and administrative expenses for Fiscal 1998 increased by $704,120, or approximately 221%, to $1,023,264 from $319,144 for Fiscal 1997.

FISCAL YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1996

         The Company generated no revenue for the fiscal year ended September 30, 1997 ("Fiscal 1997") and for the fiscal year ended September 30, 1996 ("Fiscal 1996").

         Research and development expenses for Fiscal 1997 increased by $69,238, to $69,238 from -0- for Fiscal 1996. This increase in research and development expenses for Fiscal 1997 reflects expenses associated with the research, design and development of the Company's Closed-Loop Waste Management System.


51601:029
                                       20

         General and administrative expenses for Fiscal 1997 increased by $44,035, or approximately 16%, to $319,144 from $275,109 for Fiscal 1996. This increase in general and administrative expenses was primarily the result of increased salaries and rental expense which was partially offset by decreased consulting and other expenses.

         Interest expense for Fiscal 1997 was $18,310 compared to -0- for Fiscal 1996. Interest expense for Fiscal 1997 related to the note payable to Ronald Knudsen, formerly the Director of Product Development of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital needs have been to fund the design and development of its prototype Closed-Loop Waste Management System. The Company's primary sources of liquidity have been private placements of equity and debt securities and loans from officers/stockholders on an as needed basis.

         Between October and December 1995, the Company sold 100,000 shares of Common Stock for an aggregate of $10,000, or $.10 per share. Between January and March 1996, the Company sold 400,000 shares of Common Stock for an aggregate of $189,650, or approximately $.47 per share. Between April and June 1996, the Company sold 40,000 shares of Common Stock for an aggregate of $35,000, or $.87 per share. Between July and September 1996, the Company sold 480,000 shares of Common Stock for an aggregate of $149,200, or approximately $.31 per share. Between June and September 1997, the Company sold 550,000 shares of Common Stock for an aggregate of $337,925, or approximately $.614 per share. The figures in this paragraph do not give effect to the two-for-one forward stock split that was effected by the Company in May 1998.

         In April 1998, the Company sold 3,000 shares of Series A Preferred Stock together with warrants (the "Private Placement Warrants") to purchase 300,000 shares of Common Stock (the "1998 Private Placement") for gross proceeds of $3,000,000. The net proceeds to the Company of approximately $2,675,000 will be used for continued research and development, working capital and general corporate purposes. The Private Placement Warrants have an initial exercise price of $3.875 per share. Private Placement Warrants expire on March 31, 2003. The Private Placement Warrants contain provisions for the adjustment of the exercise price and the aggregate number of shares issuable upon exercise under certain circumstances, including without limitation, stock dividends, stock splits, reorganizations, reclassifications, consolidations, certain dilutive sales of securities for which the Private Placement Warrants are exercisable below the then existing Market Price (as defined) and failure to maintain a sufficient number of authorized shares of Common Stock for issuance and delivery upon exercise of the Private Placement Warrants.

         The Company also has commitments under (i) an employment agreement with Marvin Mears, the Company's President and Chief Executive Officer; (ii) a consulting agreement with Strategic Planning Consultants, Inc., a consultant to the Company; and (iii) an office lease that expires December 31, 1999.

         Based on its current operating plan, the Company anticipates that additional financing will be required to finance its operations and capital expenditures. The Company's currently anticipated levels of revenues and cash flow are subject to many uncertainties and cannot be assured. Further, the Company's business plan may change, or unforseen events may occur, requiring the Company to raise additional funds. The amount of funds required by the Company will depend upon many factors, including without limitation, the extent and timing of sales of the Company's waste management system, future product costs, the timing and costs associated with the establishment and/or expansion, as appropriate, of the Company's manufacturing, development, engineering and customer support capabilities, the timing and cost of the Company's product development and enhancement activities and the Company's operating results. Until the Company generates cash flow from operations which will be sufficient to satisfy its cash requirements, the Company will need to seek alternative means for financing its operations and capital expenditures and/or postpone or eliminate certain investments or expenditures. Potential alternative means for financing may include leasing capital equipment, obtaining a line of credit, or

51601:029
                                       21
obtaining additional debt or equity financing. There can be no assurance that, if and when needed, additional financing will be available, or available on acceptable terms. The inability to obtain additional financing or generate sufficient cash from operations could require the Company to reduce or eliminate expenditures for capital equipment, research and development, production or marketing of its product, or otherwise curtail or discontinue its operations, which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, if the Company raises funds through the sale of additional equity securities, the Common Stock currently outstanding may be further diluted.

INFLATION

         Although certain of the Company's expenses increase with general inflation in the economy, inflation has not had a material impact on the Company's financial results to date.

YEAR 2000 COMPLIANCE

         We have completed a comprehensive review of our computer systems to identify all software applications that could be affected by the inability of many existing computer systems to process time- sensitive data accurately beyond the year 1999 (referred to as the "Year 2000" issue). We are also continuing to monitor our computer systems and we are monitoring the adequacy of the processes and progress of third-party vendors of systems that may be affected by the Year 2000 issue. We are dependent on third-party computer systems applications, particularly with respect to such critical tasks as accounting, billing and buying. We also rely on our own computer systems. EPTC expects to complete its Year 2000 compliance program by mid-1999 and anticipates that its total expenditures on such program will not exceed $20,000. However, we may experience cost overruns or delays in the future, which could have a material adverse effect on our business, results of operations and financial condition. While we believe our procedures are designed to be successful, because of the complexity of the Year 2000 issue and the interdependence of organizations using computer systems, our efforts, or those of third parties with whom we interact, may not be satisfactorily completed in a timely fashion. If we fail to satisfactorily address the Year 2000 issue, then our business, results of operations and financial condition could be materially adversely affected.

51601:029

Item 7.  FINANCIAL STATEMENTS


                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                                FINANCIAL REPORT

                           September 30, 1998 and 1997


                                TABLE OF CONTENTS

                                                                  Page
                                                                  ----

Independent Auditors' Report                                        24

Financial Statements
         Balance Sheets                                             25
         Statements of Stockholders' Equity                       26-27
         Statements of Operations                                   28
         Statements of Cash Flow                                  29-30
         Notes to Financial Statements                            31-40


                       See Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Board of Directors
Environmental Products & Technologies Corporation
Westlake Village, California


We have audited the balance sheets of Environmental Products & Technologies Corporation (a development stage company), as of September 30, 1998 and 1997 and the related statements of stockholders' equity, operations and cash flows for the years then ended and for the period October 1, 1995 (date of development stage) to September 30, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Products & Technologies Corporation as of September 30, 1998 and 1997 and the results of its operations and its cash flow for the years then ended and for the period October 1, 1995 (date of development stage) to September 30, 1998, in conformity with generally accepted accounting principles.





                     CLUMECK, STERN, PHILLIPS & SCHENKELBERG
                          Certified Public Accountants

Encino, California
October 30, 1998, except for Note 20 as to which the date is December 1, 1998

                        See Notes to Financial Statements


                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS

                           SEPTEMBER 30, 1998 AND 1997

                                     ASSETS
                                     ------
                                                                                       1998             1997
                                                                                      ------           ------
CURRENT ASSETS
         Cash                                                                      $ 1,447,444    $   271,360
         Marketable securities                                                         385,012           --
         Note receivable - related party                                               135,000           --
         Interest receivable                                                             1,446          4,329
                                                                                   -----------    -----------
                                            Total Current Assets                     1,968,902        275,689
                                                                                   -----------    -----------

EQUIPMENT                                                                               77,581          1,093
                                                                                   -----------    -----------
OTHER ASSETS
         Notes receivable - related parties                                             31,631         34,850
         Deposits                                                                       13,220            700
         Mining rights                                                                   5,000           --
                                                                                   -----------    -----------
                  Total Other Assets                                                    49,851         35,550
                                                                                   -----------    -----------
TOTAL ASSETS                                                                       $ 2,096,334    $   312,332
                                                                                   -----------    -----------

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------

CURRENT LIABILITIES
         Accounts payable                                                          $    11,450    $    17,383
         Accrued salaries                                                               44,000         68,000
         Accrued interest                                                                 --            7,320
         Settlement payable                                                               --           27,005
         Note payable - related party                                                     --          103,000
                                                                                   -----------    -----------
                  Total Current Liabilities                                             55,450        222,708
                                                                                   -----------    -----------

STOCKHOLDERS' EQUITY
         Common stock, $.01 par value,  authorized 20,000,000 shares; issued and outstanding 8,567,148 shares (1998)
           and 7,607,148 shares (1997)                                                  42,735         38,035
         Preferred stock, $.01 par value, authorized 20,000,000
           shares; issued and outstanding 3,000 shares (1998)                               30           --
         Additional paid in capital                                                  8,335,647      1,456,736
         Deficit accumulated during development stage                               (5,627,088)      (709,695)
         Retained (deficit) prior to development stage                                (695,452)      (695,452)
         Unrealized loss on marketable securities                                      (14,988)          --
                                                                                   -----------    -----------
                                                                                     2,040,884         89,624
                                                                                   -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 2,096,334    $   312,332
                                                                                   -----------    -----------

                       See Notes to Financial Statements

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                    Common Stock                      Preferred Stock         Additional
                                    # of                              # of                    paid-in
                                    Shares        Amount              Shares  Amount           capital
                                    ------        ------              ------  ------           -------

Balance, September 30, 1995         5,356,148    $    26,780           --     $      --         673,306
Common stock issued for cash
         Oct. - Dec., 1995            200,000          1,000           --            --           9,000
         Jan. - Mar., 1996            800,000          4,000           --            --         185,650
         Apr. - Jun., 1996             80,000            400           --            --          34,600
         July - Sept., 1996           960,000          4,800           --            --         144,400
Executive compensation                   --             --             --            --           9,230
Net loss, September 30, 1996             --             --             --            --            --
                                  -----------    -----------    -----------   -----------   -----------
Balance, September 30, 1996         7,396,148         36,980           --            --       1,056,186
Common stock cancelled               (889,000)        (4,445)          --            --           4,445
Common stock issued for cash
         Jun. - Sep., 1997          1,100,000          5,500           --            --         332,425
Executive compensation                   --             --             --            --           9,230
Stock options granted                    --             --             --            --          54,450
Cost to raise capital                    --             --             --            --            --
Net loss, September 30, 1997             --             --             --            --            --
                                  -----------    -----------    -----------   -----------   -----------
Balance, September 30, 1997         7,607,148         38,035           --            --       1,456,736
Common stock issued for cash          300,000          1,500           --            --          89,125
Common stock issued for R&D           100,000            500           --            --          130,75
Common stock issued for note           10,000             50           --            --           9,950
Preferred stock issued for cash          --             --            3,000            30     2,999,970
Costs to raise capital                   --             --             --            --            --
Warrant transactions                  570,000          2,850           --            --          (2,850)
Common stock redeemed                 (20,000)          (200)          --            --          (5,500)
Preferred stock dividend                 --             --             --            --       3,295,610
Executive compensation                   --             --             --            --           5,000
Warrants granted                         --             --             --            --         356,856
Net loss, September 30, 1998             --             --             --            --            --
Unrealized loss on marketable
         securities                      --             --             --            --            --
                                  -----------    -----------    -----------   -----------   -----------
Balance, September 30, 1998       $ 8,567,148    $    42,735    $     3,000   $        30   $ 8,335,647
                                  -----------    -----------    -----------   -----------   -----------

                      See Notes to Financial Statements

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


                                  Deficit        Retained
                                  accumulated    deficit        Unrealized
                                  during         prior to       loss on         Total
                                  development    development    marketable   stockholder
                                  stage          stage          securities     equity
                                  -----          -----          ----------     ------

Balance, September 30, 1995       $      --      $  (695,452)   $      --      $     4,634
Common stock issued for cash
         Oct. - Dec., 1995               --             --             --           10,000
         Jan. - Mar., 1996               --             --             --          189,650
         Apr. - Jun., 1996             34,600           --             --           35,000
         July - Sept., 1996
                                         --             --             --          149,200
Executive compensation                   --             --             --            9,230
Net loss, September 30, 1996         (273,737)          --             --         (273,737)
                                  -----------    -----------    -----------    -----------
Balance, September 30, 1996          (273,737)      (695,452)          --          123,977
Common stock cancelled                   --             --             --             --
Common stock issued for cash
         Jun. - Sep., 1997               --             --             --          337,925
Executive compensation                   --             --             --            9,230
Stock options granted                    --             --             --           54,450
Cost to raise capital                 (32,223)          --             --          (32,223)
Net loss, September 30, 1997         (403,735)          --             --         (403,735)
                                  -----------    -----------    -----------    -----------
Balance, September 30, 1997          (709,695)      (695,452)          --           89,624
Common stock issued for cash             --             --             --           90,625
Common stock issued for R&D              --             --             --          131,250
Common stock issued for note             --             --             --           10,000
Preferred stock issued for cash          --             --             --        3,000,000
Costs to raise capital               (324,800)          --             --         (324,800)
Warrant transactions                     --             --             --             --
Common stock redeemed                    --             --             --           (5,700)
Preferred stock dividend           (3,295,610)          --             --             --
Executive compensation                   --             --             --            5,000
Warrants granted                         --             --             --          356,856
Net loss, September 30, 1998       (1,296,983)          --             --       (1,296,983)
Unrealized loss on marketable
         securities                      --             --          (14,988)       (14,988)
                                  -----------    -----------    -----------    -----------
Balance, September 30, 1998       $(5,627,088)   $  (695,452)   $   (14,988)   $ 2,040,884
                                  -----------    -----------    -----------    -----------


                       See Notes to Financial Statements


                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

             YEARS ENDED SEPTEMBER 30, 1998 AND 1997 AND THE PERIOD
        OCTOBER 1, 1995 (DATE OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 1998

                                                                        October 1, 1995
                                                                              to
                                               1998           1997      September 30, 1998
                                              -------       -------     ------------------

SALES                                     $      --     $      --      $       --
                                         -------------  -------------  -------------

EXPENSES
         Consulting                           453,979       104,171        717,755
         Depreciation                          18,457          --
                                                                            18,457
         Legal and professional               214,898        33,346        255,730
         Liability insurance                    2,494        11,007
                                                                            13,501
         Miscellaneous                         13,794        24,236
                                                                            52,230
         Office supplies and expenses          27,746         8,138         38,376
         Other expenses                           366           216         44,224
         Rent                                  23,633        52,155         95,563
         Repairs and maintenance                3,180          --            4,680
         Research and development             385,362        69,238        454,600
         Salaries and payroll taxes           153,154        77,230        239,614
         Telephone and utilities               11,538         3,186         16,080
         Travel                                65,025         5,459         86,307
         Write down of mining rights           35,000          --           35,000
                  Total Expenses            1,408,626       388,382      2,072,117

LOSS FROM OPERATIONS                       (1,408,626)     (388,382)    (2,072,117)

OTHER INCOME (EXPENSE)
         Interest income                       52,438         2,957         56,767
         Interest expense                      (5,003)      (18,310)       (23,313)
                                               47,435       (15,353)        33,454

LOSS BEFORE EXTRAORDINARY
  ITEM                                     (1,361,191)     (403,735)    (2,038,663)

EXTRAORDINARY ITEM
         Gain on extinguishment of debt        64,208          --           64,208

NET LOSS                                   (1,296,983)     (403,735)    (1,974,455)

                                           (3,295,610)         --       (3,295,610)

NET LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                     $(4,592,593)  $  (403,735)   $(5,270,065)

NET LOSS PER COMMON SHARE                 $      (.56)  $      (.06)   $      (.73)


                      (See Notes to Financial Statements)


                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

             YEARS ENDED SEPTEMBER 30, 1998 and 1997 AND THE PERIOD
        OCTOBER 1, 1995 (DATE OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 1998

                                                                                           October 1, 1995
                                                                                                  to
                                                                1998           1997        September 30, 1998
                                                                ----           ----        ------------------

CASH FLOWS FROM OPERATING
 ACTIVITIES
         Net loss                                           $(1,296,983)   $  (403,735)   $(1,974,455)
                                                            -----------    -----------    -----------
         Adjustments to reconcile net loss
           to net cash used in operating
           activities
                  Depreciation and amortization                  18,457           --
                                                                                               18,457
                  Loss on abandoned equipment                     1,093           --
                                                                                                1,093
                  Write down of mining rights                    35,000           --
                                                                                               35,000
                  Gain on extinguishment of debt                (64,208)          --          (64,208)
                  Non-cash research and development             131,250           --          131,250
                  Non-cash consulting fees                      356,856         54,450        536,306
                  Non-cash executive compensation                 5,000          9,230         23,460
                  (Increase) decrease in operating assets
                           Prepaid expenses                        --            9,500           --
                           Interest receivable                    2,883         (2,957)        (1,446)
                           Deposits                             (12,520)         9,500        (13,220)
                  Increase (decrease) in operating
                    liabilities
                           Accounts payable                      (5,933)       (18,633)         6,192
                           Accrued salaries                      40,208         68,000        100,888
                           Accrued interest                      (7,320)         7,320          7,320
                           Settlement payable                   (17,005)        27,005         10,000
                                                            -----------    -----------    -----------
                                    total Adjustments           483,761        163,415        791,092
                                                            -----------    -----------    -----------
NET CASH USED IN OPERATING
  ACTIVITIES                                                   (813,222)      (240,320)    (1,183,363)
                                                            -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
         Loans to related parties                              (234,781)        (4,000)      (269,631)
         Purchase of equipment                                  (96,038)        (1,093)       (97,131)
         Purchase of mining rights                              (40,000)          --          (40,000)
         Purchase of marketable securities                     (400,000)          --         (400,000)
                                                            -----------    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                          (770,819)        (5,093)      (806,762)
                                                            -----------    -----------    -----------

                      (See Notes to Financial Statements)

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (continued)

             YEARS ENDED SEPTEMBER 30, 1998 and 1997 AND THE PERIOD
        OCTOBER 1, 1995 (DATE OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 1998

                                                                 October 1, 1995
                                                                       to
                                            1998         1997    September 30, 1998
                                            ----         ----    ------------------


CASH FLOWS FROM FINANCING ACTIVITIES
         Sale of common stock             90,625        547,125        820,100
         Sale of preferred stock       3,000,000           --        3,000,000
         Costs to raise capital         (324,800)       (32,223)      (357,023)
         Loan payments                      --          (10,000)       (22,000)
         Common stock redeemed            (5,700)          --           (5,700)
                                     -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                           2,760,125        504,902      3,435,377
                                     -----------    -----------    -----------

NET INCREASE IN CASH                   1,176,084        259,489      1,445,252

CASH, October 1                          271,360         11,871          2,192
                                     -----------    -----------    -----------

CASH, September 30                   $ 1,447,444    $   271,360    $ 1,447,444
                                     -----------    -----------    -----------

                      (See Notes to Financial Statements)

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

     YEARS ENDED SEPTEMBER 30, 1998 AND 1997 AND THE PERIOD OCTOBER 1, 1995
                (DATE OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 1998

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business

                  The Company was incorporated in 1983 as CCRS III, Inc.. In 1989, the company changed its name to Central Corporate Reports Service, Inc., merged with Information Bureau, Inc. and operated in the financial public relation business until March 1990 when the Company became inactive. In 1990 the Company changed its name to Combined Assets, Inc., and in 1991 changed its name to ACP International, Inc. and in 1994 changed its name back to Combined Assets, Inc.. In January, 1995 the Company's name was changed to Environmental Products & Technologies Corporation. At the end of 1995 the Company commenced development of a waste management system to control odors and solid stream waste in the farming industry. In addition the Company is developing organic based insecticides for agricultural, commercial and residential use.

                  The Company is currently in the development stage of operations devoting its time to raising capital, product and supplier development, and marketing future products. No products have been manufactured or marketed at this time, except that the Company has assembled prototypes for demonstration and testing purposes.

         Cash and Cash Equivalents

                  For purposes of reporting cash flows, the Company considers all cash accounts not subject to withdrawal restrictions and certificates of deposits with original maturities of ninety days or less to be cash or cash equivalents.

         Income Taxes

                  The Company accounts for income taxes in accordance with Financial Accounting Standards Statement No. 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year which the differences are expected to be settled or realized.

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     YEARS ENDED SEPTEMBER 30, 1998 AND 1997 AND THE PERIOD OCTOBER 1, 1995
                (DATE OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 1998


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Stock-based Compensation

                  The Company  applies  Financial  Accounting  Standards  Boards
                  (FASB) Statement No. 123 "Accounting for Stock-Based Compensation" in accounting for transactions in which goods or services are received from non-employees in exchange for equity instruments, including stock options and warrants. Under FASB No. 123, all transactions in which goods or services are received in exchange for equity instruments are recorded at the fair value of the goods or services received or the fair value of the equity instrument issued.

         Loss per Share

                  The computations of loss per share of common stock are based on the weighted average number of shares outstanding of 8,238,815 shares (1998) and 7,182,690 shares (1997) and
                  7,192,546 shares (cumulative period).

         Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - CONCENTRATION OF CREDIT RISK

         The Company primarily transacts its business with two financial institutions and may maintain deposits in excess of federally insured limits. At September 30, 1998, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     YEARS ENDED SEPTEMBER 30, 1998 AND 1997 AND THE PERIOD OCTOBER 1, 1995
                (DATE OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 1998

NOTE 3 - FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

         The fair market value of the notes receivable approximates cost based on current borrowing rates. Equity securities held by the Company include available for sale securities, which are reported at fair value. Unrealized holding gains & losses for available for sale securities are excluded from earnings and reported, net of any income tax effect as a separate component of stockholders' equity. At September, 1998, the company had an unrealized loss of $14,988 and the accounts were adjusted to reflect the loss.


NOTE 4 - NOTES RECEIVABLE - RELATED PARTY

         In September 1998, the Company loaned $135,000 to a related party. The loan is collateralized by shares of publicly traded companies having a market value of $415,000 at September 30, 1998. A part of the collateral is 60,000 shares of Environmental Products & Technologies Corporation stock. Interest accrues at 12% per year.
         Principal and interest are due by December 17, 1998.

         The long-term notes receivable are due from two officer-stockholders. Both notes bear interest at 9% per year. One note is due November 12, 1999 and the other one is due July 29, 2001.


NOTE 5 - EQUIPMENT

         Equipment and leasehold improvements are stated at cost. Depreciation is recorded using the accelerated method over the estimated useful lives of five years. Additions, major renewals and replacements that increase the property's useful life are capitalized.

                                                       1998           1997
                                                       ----           ----

                  Office equipment                 $ 30,335         $ 1,093
                  Computer equipment                 63,971             --
                  Leasehold improvements              1,732             --
                                                   ----------       ----------
                                                     96,038           1,093
                  Accumulated depreciation           18,457             --
                                                   ----------       ----------
                                                   $ 77,581         $ 1,093

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     YEARS ENDED SEPTEMBER 30, 1998 AND 1997 AND THE PERIOD OCTOBER 1, 1995
                (DATE OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 1998


NOTE 6 - COMMITMENTS

         Pursuant  to a revised  letter  of  understanding  dated May 18,  1998,
         Lifeline Enterprises, a Utah Limited Liability Company agreed to transfer to the Company all rights, title and interest in and to an anaerobic digester, a bio-reactor and the biologicals used therewith. In consideration for this transfer, the Company issued 100,000 shares of common stock to the Utah company and has agreed to issue an additional 50,000 shares of common stock upon assignment to the Company of all patents to the bio-reactor. In addition, the Company has agreed to issue to the Utah company an aggregate of 320,000 shares of common stock, payable 80,000 shares on each of October 15, 1999, 2000, 2001 and 2002. The value of the initial 100,000 shares at the market price on the date of the issuance of the shares was recorded as research and development and expensed as incurred.

         The Company has an employment contract with an executive officer which will expire in April 2002. The agreement provides for minimum salary levels plus annual bonuses at the sole discretion of the Board of Directors. The aggregate commitment for future salaries at September 30, 1998 was $520,000.

         The Company entered into a lease for facilities beginning January 1, 1998. The lease calls for a term of two years, plus an option for an additional two years. The minimum annual commitment is as follows:

                                    September 30, 1999                 $30,924
                                    September 30, 2000                   7,788
                                                                       ---------
                                                                       $38,712

         Rent expense was $23,633 for the year, representing minimum rents.

         The Company entered into an agreement on October 30, 1998, with a supplier to purchase diatomaceous earth over a five-year period. The Company has a right, but not an obligation, to purchase a specified tonnage per year. In exchange for this right, the Company will issue 10,000 shares of its stock to the supplier. In addition, the Company has loaned the supplier $185,000. The note calls for interest at the rate of 10% per annum and is due June 15, 1999. The note is collaterlized by a 71% interest in a mining company.

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     YEARS ENDED SEPTEMBER 30, 1998 AND 1997 AND THE PERIOD OCTOBER 1, 1995
                (DATE OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 1998

NOTE 7 - STOCK OPTIONS

         In December 1995, the Board of Directors and the shareholders approved the 1996 Stock Option Plan. The Plan provides for non-qualified and incentive stock options. The Board has designated 800,000 shares for the Plan. No options may be granted under this plan after December 2005, and the Plan terminates September 30, 2006. The exercise price of the non-qualified stock option shall not be less than 85 percent of the fair market value at the date of grant. The Board of Directors granted 330,000 options on July 29, 1997 to outside consultants for services rendered to the Company. The option price, which was equal to the trading price on the grant date is $.1875 per share. The options are immediately exercisable under the plan; however, option holders representing 280,000 shares have signed agreements to not exercise the option prior to July 15, 1999. Options of 50,000 remain immediately exercisable. As of September 30, 1998 none of the options had been exercised. Under Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, options granted to non-employees are recognized at the fair value of the goods or services received or the fair value of the equity instrument issued. The Company has recorded the service at the fair value of the option on the grant date using an option pricing model which used the one-year U.S. Treasury rate of 5.54%, volatility of 300, a one year expected life, and no expected dividends.


NOTE 8 - WARRANTS

         The Board of Directors at their June 1995 meeting authorized the issuance of 1,200,000 warrants. These warrants entitled the holder to purchase an equal number of capital stocks at $.05 per share. The warrants authorized were purchased for the Board-stated price of $200. In 1997, 600,000 warrants were cancelled. In April, 1998, the 600,000 remaining warrants were exercised. In lieu of the $30,000 cash payment required, the Company took back and canceled 30,000 shares.

         In January 1998, the Company issued 300,000 warrants to outside consultants for services rendered to the Company. The warrants entitle them to purchase an equal number of common shares at the exercise price of $2.00 per share. The exercise period terminates on January 21, 2001. The Company has recorded their services at the fair value of the warrant on the grant date using an option pricing model which used the one year U.S. Treasury rate of 5.45 percent, volatility of 225, a one year expected life an no expected dividends. 300,000 warrants remain outstanding at September 30, 1998.

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     YEARS ENDED SEPTEMBER 30, 1998 AND 1997 AND THE PERIOD OCTOBER 1, 1995
                (DATE OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 1998

NOTE 9 - CONVERTIBLE PREFERRED STOCK

         In March 1998, the Board of Directors authorized the issuance of 3,000 Series A convertible preferred stock and 300,000 warrants and the reserving of shares of common stock for issuance upon the conversion of the preferred stock and exercise of the warrants. The holders of the Series A convertible preferred stock are not entitled to receive dividends. The preferred stock can be converted to common stock at the fixed or variable conversion price, whichever is more beneficial to the stockholder. The fixed conversion price is $3.875 per share. The variable conversion price is 80% of the average of the five lowest closing market prices of the stock in the fifteen trading days immediately before the conversion date. The number of common shares is determined by dividing $1,000 by the conversion price and multiplying the resulting amount by the number of preferred shares being converted. There is also a premium that can be redeemed by the Company in cash. If it is not redeemed in cash, it will add to the stated value of the preferred shares in arriving at the number of common shares to be issued. The premium is six percent (on an annualized basis) of the stated value of the preferred shares. The securities issued have a below-market conversion feature which the Company recorded as a preferred stock dividend in April 1998. At September 30, 1998, none of the holders of the preferred stock had converted their shares into shares of common stock.


NOTE 10 - STOCK OPTIONS AND WARRANTS OUTSTANDING

                                Options/  Exercise
                                Warrants    Price      Exercise Date
                                --------    -----      -------------

         Options granted      280,000    $ .1875       July 16, 1999 to
                                                       September 30, 2006
         Options granted       50,000      .1875       Up to September 30, 2006
         Warrants issued      300,000     2.0000       Up to January 21, 2001
         Warrants issued      300,000     3.8750       Up to April, 2003
                              -------

         Options/warrants outstanding
                  at September 30, 1998     930,000
                                            -------
         Options/Warrants exercisable
                  at September 30, 1998     650,000
                                            -------

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

       YEARS ENDED SEPTEMBER 30, 1998 AND 1997 AND THE PERIOD OCTOBER 1,
             1995 (DATE OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 1998


NOTE 11 - COMMON STOCK SPLIT

         On April 20, 1998, the Board of Directors declared a two-for-one forward stock split to holders of record on May 4, 1998. The effect of the stock split has been retroactively applied.


NOTE 12 - EXECUTIVE COMPENSATION

         An officer - stockholder of the Company devoted part of his time to the business for which he received no compensation. The fair value of that time has been estimated to be $5,000 for 1998 and $9,230 for 1997. These amounts have been charged to income and recorded as additional paid-in capital.


NOTE 13 - INCOME TAXES

         The Company has available at September 30, 1998, unused operating loss carryforwards that may be applied against future taxable income and that expire as follows:

                         September 30, 2018                  $ 1,257,000
                         September 30, 2012                      340,055
                         September 30, 2011                      264,507
                         September 30, 2010                       23,133
                         September 30, 2003                      530,859
                         September 30, 2004                       15,507
                         September 30, 2005                        1,061
                                                             --------------
                         Total                               $ 2,432,122
                                                             --------------

         No deferred tax asset has been recorded, as there is a more than 50% chance that the loss carryovers will expire unused.

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     YEARS ENDED SEPTEMBER 30, 1998 AND 1997 AND THE PERIOD OCTOBER 1, 1995
                (DATE OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 1998


NOTE 14 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                    October 1, 1995
                                                                          to
                                                1998        1997    September 30, 1998
                                                -----     --------  ------------------


         Cash paid during the year for
                  Interest                  $  12,323    $ 10,990    $ 25,713


NOTE 15 - RELATED PARTY TRANSACTIONS

         A corporation owned by an officer-stockholder advanced expenses on behalf of the Company in the amount of $48,132. These expenses were for research and development, travel and other operating expenses and have been reimbursed to the officer-stockholder.

         An officer of Strategic Planning Consultants, Inc. is a shareholder of the Company. Strategic Planning has rendered consulting services to the Company in the amount of $84,186 for 1998.

         In May 1998, a stockholder of Lifeline Enterprises became an employee of the Company. Cash payments to Lifeline for research and development for 1998 amounted to $168,211. In December 1997 $131,250 was charged to research and development for the fair market value of 100,000 shares of company stock issued to Lifeline. In addition, the Company has committed to the issuance of an additional 370,000 shares of Company stock (see Note 6).


NOTE 16 - EXTRAORDINARY ITEM

         The Company settled a note payable and accrued compensation which resulted in a gain on the extinguishment of debt of $64,208. The gain will reduce the current year's net operation loss by the same amount. This extraordinary item amounted to a $.007 gain per weighted average common share.

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

       YEARS ENDED SEPTEMBER 30, 1998 AND 1997 AND THE PERIOD OCTOBER 1,
             1995 (DATE OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 1998


NOTE 17 - MINING RIGHTS

         The Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The Company purchased mining rights for mineral deposits for $40,000. At September 30, 1998, a mining engineer was hired to evaluate the claims. His value for the rights was determined to be $5,000. The asset is not, at present, a working mine that would allow for the use of an estimated future cash flows for valuation purposes. The Company has, at this time, accepted the engineer's value and has written down the mining rights to a carrying value of $5,000.


NOTE 18 - RELATED ENTITIES

         The Company incorporated fourteen companies in July and August 1998. These corporations have filed articles of incorporation and bylaws in their states of incorporation. It is the intention of the Company that these entities will be wholly owned subsidiaries, but capital stock has not yet been issued. Neither bank accounts nor operations have been set up for any of the new entities. The expenses of incorporation of $8,933 have been expensed.


NOTE 19 - NEW ACCOUNTING PRONOUNCEMENTS

         In June, 1997, the FASB issued Financial Accounting Standards Statement No. 130, Reporting Comprehensive Income and No. 131, Disclosures about Segments of an Enterprise Related Information. Statement No. 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial
         statements.   The   Company   will  be  required  to  comply  with  the
         requirements of statement No. 130 for the year ending September 30, 1999. Statement No. 131 establishes revised guidelines for determining an entity's operating segments and the type and level of finencial information to$be disclosed. The Company will be required to comply with the requmrements$of Statement No. 131 in the yeav ending$September 30,$ 1999. The Company believes that the implementation of tlese
  $      statements  will $not  have  a  smgnificant  impagt  on tle  nature  of
$       $information disglosed in the Company's financial statements.

       $               $               79

$       $       ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
     $       $            (A Development Stage Company)

  $       $         NOTES TO FINANGIAL STATEMENTS ,CONTINUED)

     YEARS ENDED WEPTEMBER 30, 1998 AND 1997 AND THE PERIOD OCTOBER 1, 1995
            $   (DATE OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 1998


NOTE 60 - SUBSEQUENT EVENT

       $ There has been a decline in the value of the marketable securities subsequent to the year-end. As of the close of trading on December 1, 1998, the value of the marketable securities was $253,000.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

                  None.



51601:029
                                       41

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

The directors and executive officers of the Company are as follows:

NAME                    AGE              POSITION
----                    ---              --------
Marvin Mears..........  64       President, Chief Executive Officer and Director
Joel G. Wadman........  38       Chief Financial Officer and Secretary

         Two directors of the Company recently resigned and the Company is currently seeking replacements. The Company anticipates that the Board of Directors will consist of five members and that four additional members will be nominated and appointed by January 23, 1999, during which time the Company expects to amend its Certificate of Incorporation and Bylaws to provide for indemnification, to the fullest extent possible under Delaware law, for the Company's officers, directors, employees and agents.

         Marvin Mears has been the President, Chief Executive Officer and a director of the Company since December 1994. From March 1993 to November 1994, Mr. Mears was President of Combined Assets, Inc., a privately-held consulting company. From January 1991 to February 1993, Mr. Mears was the President of Corporate Capital Resources, Inc. and prior thereto, from November 1986 to January 1991, Mr. Mears was the Vice President -- Corporate Development and a member of the Valuation Committee of Corporate Capital Resources, Inc., a publicly-traded venture capital company that specialized in early stage and start-up companies. Mr. Mears also currently serves on the Board of Directors of Chatsworth Products Inc., a privately-held company engaged in manufacturing hardware for computer networks and Robert T. Dorris and Associates, a privately-held company that provides employee assistance programs to large corporations.

         On March 12, 1993, the United States District Court for the Central District of California permanently enjoined Mr. Mears from, among other things, future violations or aiding and abetting violations of the antifraud provisions of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Furthermore, Mr. Mears was permanently restrained and enjoined from making any untrue statement of a material fact in any registration statement, application, report, account, record or other document filed or transmitted pursuant to the Investment Company Act of 1940, or omitting to state therein any fact necessary in order to prevent the statements made therein, in light of the circumstances under which they were made, from being materially misleading in violation of the Investment Company Act of 1940. In addition, by order dated February 27, 1996, Mr. Mears, without admitting or denying any of the findings contained in an order issued by the Securities and Exchange Commission, consented to the entry of an Order Making Findings and Imposing Sanctions Pursuant to Section 9(b) of the Investment Company Act of 1940 whereby Mr. Mears agreed to be barred from association with any investment advisor or investment company. See "Risk Factors -- Prior Legal Actions Involving Chief Executive Officer and Principal Stockholders."

         Joel G. Wadman has been the Chief Financial Officer of the Company since July 1997 and became Secretary of the Company in May 1998. Mr. Wadman is not employed by the Company full time and currently devotes approximately 40 hours per month to the Company's business. Since January 1994 Mr. Wadman has been a consultant to SRS Consulting specializing in system development and forensic accounting. From February 1990 to December 1993, Mr. Wadman was the Vice President and Controller of WCT Communications, Inc. Mr. Wadman received a B.S. in Finance from Brigham Young University in 1989.



51601:029
                                       42

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT:

         Section 16(a) of the Securities Exchange Act of 1934 as amended (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of its Common Stock to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on the Company's review of the copies of those forms received by the Company, or written representations from such persons that no Forms 5 were required to be filed, it appears that all reports due were timely filed.

Item 10.          EXECUTIVE COMPENSATION

         The following table sets forth certain compensation paid or accrued by the Company during the years ended September 30, 1996, September 30, 1997 and September 30, 1998 to its President and Chief Executive Officer (the "Named Executive Officers").

                               ANNUAL COMPENSATION
                             ----------------------

NAME AND PRINCIPAL POSITION            YEAR    SALARY    BONUS       ALL OTHER
                                                                    COMPENSATION
---------------------------            ----    ------    -----      ------------
Marvin Mears, President and CEO        1996     -0-       -0-          -0-
                                       1997     -0-       -0-          -0-
                                       1998     -0-       -0-          -0-


EMPLOYMENT AND CONSULTING AGREEMENTS AND OTHER COMPENSATION AGREEMENTS

         The Company entered into a four-year employment agreement with Marvin Mears effective as of April 15, 1998 (the "Mears Employment Agreement"). The Mears Employment Agreement provides, among other things, that the Company shall pay and/or provide to Mr. Mears: (i) a fixed annual salary of $96,000 in year one, $120,000 in year two, $144,000 in year three and $168,000 in year four, payable in each case in equal bi monthly installments; (ii) all fringe benefits which the Company or any subsidiary may make available from time-to-time for persons with comparable positions and responsibilities; (iii) medical group insurance coverage or equivalent coverage for Mr. Mears and his dependents, which coverage shall commence on December 31, 1998 and continue throughout the term of employment; (iv) reimbursement for reasonable and necessary business expenses incurred by Mr. Mears in the course of his duties as Chief Executive Officer of the Company; and (v) $750.00 per month as an automobile allowance. The company may terminate Mr. Mears' employment "for cause" provided the Company provides Mr. Mears with 30 days notice and an opportunity to cure any alleged breach or violation of the agreement. Further, Mr. Mears may be terminated if he commits gross negligence in the performance of his duties under the agreement or breaches his fiduciary duties to the Company. If Mr. Mears is disabled to a degree that he is unable to fulfill his duties then the Company will pay his full salary for the first 12 months of his disability, 75% of salary for the second twelve months and 50% of salary for the next twenty-four months; provided, however, that any such disability payment will cease on April 14, 2002, regardless of when any such disability commenced. If Mr. Mears is terminated without cause upon a change of control, all of the Mr. Mears' converted stock options will immediately vest and Mr. Mears will also be entitled to receive $250,000 and an amount of money sufficient to allow him to exercise all unexercised options and to pay any taxes due therefor.

         Pursuant to a letter agreement (the "SPC Agreement") dated January 22, 1998, the Company retained the services of Strategic Planning Consultants, Inc. ("SPC") pursuant to which SPC has agreed to provide the Company with general business consulting services, including without limitation, strategic planning and analyzing the Company's capital structure. The SPC Agreement is for a period


51601:029
                                       43
of 360 days from January 22, 1998. In consideration for entering into the SPC Agreement, the Company agreed to provide to the principals of SPC warrants to purchase 300,000 shares of the Company's Common Stock at an exercise price of $2.00 per share, the underlying shares of which are being registered under the Registration Statement of which this Prospectus is a part. In addition, the Company has agreed to pay SPC $3,000 per month for a period of 24 months and to reimburse SPC for pre-approved expenses. SPC's services include consulting to management on strategic planning, acquisitions, corporate structure and management compensation.

Item 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of November 30, 1998, by each director and executive officer of the Company, each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, each person has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

                                      SHARES BENEFICIALLY
                                             OWNED
                                    (INCLUDES EXERCISABLE
                                          OPTIONS)(2)
                                   -----------------------
NAME AND ADDRESS(1)                         NUMBER                     PERCENT
-------------------                       ----------                  ---------

Marvin Mears............................... 3,868,412                   45.15%
Morris L. Lerner..............................562,000                    6.56%
Joel G. Wadman.................................50,000                    0.58%
All directors and executive officers of the
Company as a group (2 persons)..............3,918,412                   45.74%

(1) The address of each such person is 5380 North Sterling Center Drive, Westlake Village, California 91361.

(2) Beneficial ownership is determined in accordance with the rules of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days from the date hereof, are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Percentage ownership is based on 8,567,162 shares of Common Stock outstanding as of December 15, 1998.


Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has an employment agreement with Marvin Mears. See "Management -- Employment and Consulting Agreements."

         On November 13, 1997, Morris Lerner, formerly a director and secretary of the Company, borrowed $12,115.88 from the Company (the "Lerner Note"). The Lerner Note bears interest at the rate of 9% per annum and matures on November 12, 1999.

         On November 1, 1995, a company controlled by Marvin Mears, the Chief Executive Officer, President and a Director of the Company, issued a note to the Company in the original principal amount of $35,000 (the "Mears Note"). The Mears Note bears interest at the rate of 9% per annum and matures on November 1, 1998. Interest has not been paid on the Mears Note and as of September 30, 1997,

51601:029
                                       44
accrued interest on the Mears Note totaled $4,329. The Mears Note was repaid and on July 29, 1998, Mr. Mears borrowed $32,797.66 from the Company which, when netted against amounts owing to Mr. Mears left a note receivable from Mr. Mears of $19,515. This note matures on July 29, 2001 and bears interest at 9% per annum.

         In August 1996, in satisfaction for acquiring odor control application technology from Ronald Knudsen, formerly a Manager of Product Development of the Company, the Company issued to Mr. Knudsen a promissory note in the original principal amount of $125,000 (the "Knudsen Note"). The Knudsen Note bears interest at the rate of 12% per annum and matures on August 1, 1998. The Knudsen Note contains an acceleration clause that requires full principal and interest payments within ten business days of the completion of a secondary offering to the public of at least $3,000,000. The Knudsen Note has been repaid in full resulting in an extraordinary gain on the extinguishment of debt.

         In September 1998, the Company loaned $135,000 to SPC. The loan is collateralized by marketable securities. Interest accrues at 12% per year. Principal and interest are due by February 17, 1999.

         An officer of SPC is a shareholder of the Company. SPC rendered consulting services to the Company in the amount of $84,186 for 1998.

         In May 1998, a stockholder of Lifeline Enterprises became an employee of the Company. Cash payments to Lifeline for research and development for 1998 amounted to $168,211. In December 1997, $131,250 was charged to research and development for the fair market value of 100,000 shares of Company stock to Lifeline. In addition, the Company has committed to the issuance of an additional 370,000 shares of Company stock to Lifeline.


51601:029 26

Item 13.          EXHIBITS AND REPORTS ON FORM 8-K

                  (a) The following exhibits are filed as part of this report as required by Item 601 of Regulation S-B:

         Exhibit Number             Description of Exhibit
         --------------             ----------------------

         3.1                        Certificate of Incorporation of the Registrant (2)
         3.2                        Bylaws of the Registrant (2)
         3.3                        Certificate of Designation, Preferences and Rights (1)
         4.1                        Articles of Incorporation of the Registrant (incorporated by reference to
                                    Exhibit 3.1)
         4.2                        Form of Common Stock Certificate (2)
         10.1                       Securities Purchase Agreement dated as of March 31, 1998 by and between  the Registrant and each of Diversified Strategies fund, L.P. and
                                    JNC Opportunity Fund, Ltd. (1)
         10.2                       Warrant to purchase 137,500 shares of Common Stock of the Registrant issued to JNC Opportunity Fund, Ltd. (1)
         10.3                       Warrant to purchase 12,500 shares of Common Stock of the Registrant issued to Diversified Strategies Fund, L.P. (1)
         10.4                       Registration Rights Agreement dated as of March 31, 1998 by and between the Registrant and each of Diversified Strategies Fund, L.P. and JNC
                                    Opportunity Fund, Ltd. (1)
         10.5                       Consulting Agreement dated January 22, 1998 by and between the
                                    Registrant and Strategic Planning Consultants, Inc. (2)
         10.6                       Warrant to purchase 200,000 shares of Common Stock of the Registrant issued to Jonathan Fink (the "Fink Warrant") at an exercise price of $.10 per share (2)
         10.7                       Letter agreement from Jonathan Fink to the Registrant agreeing to exercise the Fink Warrant (2)
         10.8                       Warrant to purchase 100,000 shares of Common Stock of the Registrant issued to Brad Billik (the "Billik Warrant") at an exercise price of $.10 per share (2)
         10.9                       Letter agreement from Brad Billik to the Registrant agreeing to exercise the
                                    Billik Warrant (2)
         10.10                      Warrant to purchase 100,000 shares of Common
                                    Stock of the  Registrant  issued to Jonathan
                                    Fink at an exercise price of $4.00 per share
                                    (2)
         10.11                      Warrant to purchase  50,000 shares of Common
                                    Stock  of  the  Registrant  issued  to  Brad
                                    Billik  at an  exercise  price of $4.00  per
                                    share (2)
         10.12                      Lease Agreement dated December 3, 1997 by and between the Registrant and Westlake Industrial Complex (2)
         10.13                      1996 Stock Option Plan and related agreements (2) +
         10.14                      Employment Agreement dated as of April 15, 1998 by and between the
                                    Registrant and Marvin Mears (2) +
         10.15                      [Intentionally Omitted]
         10.16                      Promissory Note issued to Registrant by Morris Lerner (2)
         10.17                      Promissory Note issued to the Registrant by Combined Assets, Inc. (2)
         10.18                      Promissory Note issued by the Registrant to Ronald Knudsen (2)
         10.19                      Agreement with Lifeline Enterprises L.L.C. (2)
         10.20                      Promissory Note issued to Registrant by Marvin Mears (3)
         10.21                      Letter of Intent dated December 12, 1998 by and between the Registrant and National D.E. Systems, Inc. (3)
         27.1                       Financial Data Schedule (3)

51601:029
                                       46

[FOOTNOTES TO DESCRIPTION OF EXHIBITS]

(1)      Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration
         No. 333-53397) filed on May 22, 1998 (the "Registration Statement")
(2)      Incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement filed
         August 18, 1998.
(3)      Filed herewith
 +       Management Contract or Compensation Plan


                  (b)      Reports on Form 8-K

                  None.

51601:029
                                       47

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on December __, 1998.

                       ENVIRONMENTAL PRODUCTS &
                       TECHNOLOGIES CORPORATION



                       /s/    Marvin Mears
                       -----------------------
                       By:   Marvin Mears
                       Title: Chief Executive Officer and President


         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated:

Signatures                                Title                      Date
----------                                -----                      ----


/s/   Marvin Mears               Chief Executive Officer,     December __, 1998
-------------------------------- President and Director


/s/   Joel Wadman                Chief Financial Officer      December __, 1998
-------------------------------- (principal accounting
                                 officer) and Secretary

51601:029
                                       48