Form 10QSB
period 1998-12-31
ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORP
filed 1999-02-12
CIK 1021710

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1998 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                        Commission File Number 000-24877

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

                             -----------------------

             DELAWARE                                        77-0096608
     ------------------------------                   --------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)




                        5380 NORTH STERLING CENTER DRIVE
                           WESTLAKE VILLAGE, CA 91361
           (Address of principal executive offices including zip code)

                                 (818) 865-2205
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No [ ]


The number of shares outstanding of the Issuer's common stock, par value $0.01 per share, as of December 31, 1998, was 8,567,148.

51601:031

               ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                Table of Contents

                                                                                           PAGE
                                                                                           ----
Item 1     Financial Statements

           Balance Sheet at December 31, 1998 (unaudited)                                    1

           Statements of Operations for the three months ended December 31, 1998             2
           and 1997 (unaudited)

           Statements of Cash Flows for the three months ended December 31, 1998            3-4
           and 1997 (unaudited)

           Statement of Stockholders' Equity                                                 5

           Notes to Consolidated Financial Statements (unaudited)                           6-8

Item 2     Management's Discussion and Analysis or Plan of Operations                        9

           General                                                                           9

           Results of Operations                                                            10

           Liquidity and Capital Resources                                                  10


                           PART II. OTHER INFORMATION


Item 1     Legal Proceedings                                                                12

Item 2     Changes in Securities                                                            12

Item 3     Defaults Upon Senior Securities                                                  12

Item 4     Submission of Matters to a Vote of Security Holders                              12

Item 5     Other Information                                                                12

Item 6     Exhibits and Reports on Form 8-K                                                 12

Signature                                                                                   13

Exhibit Index                                                                               13

51601:031

ITEM 1.   Financial Statements

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31, 1998

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                     ASSETS


                                                       December 31,            September 30,
                                                            1998                    1998
                                                      (Unaudited)
                                                      --------------           --------------
CURRENT ASSETS
  Cash                                                  $  602,032               $1,447,444
  Marketable securities                                    222,258                  385,012
  Notes receivable                                         485,000                        -
  Notes receivable, related parties                        147,116                  135,000
  Interest receivable                                       12,017                    1,446
  Other                                                      8,400                        -
                                                        ----------               ----------
     Total current assets                                1,476,823                1,968,902
                                                        ----------               ----------
EQUIPMENT                                                   93,936                   77,581
                                                        ----------               ----------
OTHER ASSETS
  Notes receivable, related parties                         19,515                   31,631
  Deposits                                                   3,220                   13,220
  Mining rights                                              5,000                    5,000
                                                        ----------               ----------
     Total other assets                                     27,735                   49,851
                                                        ----------               ----------
TOTAL ASSETS                                            $1,598,494               $2,096,334
                                                        ==========               ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                      $        -               $   11,450
  Accrued salaries                                          68,000                   44,000
                                                        ----------               ----------

     Total current liabilities                              68,000                   55,450
                                                        ----------               ----------

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, authorized
   20,000,000 shares; issued and outstanding
   8,567,148 shares                                         42,735                   42,735
  Preferred stock, $.01 par value, authorized
   20,000,000 shares; issued and outstanding
   3,000 shares                                                 30                       30
  Additional paid-in capital                             8,335,647                8,335,647
  Deficit accumulated during development stage          (6,003,582)              (5,627,088)
  Retained (deficit) prior to development stage           (695,452)                (695,452)
  Accumulated other comprehensive loss                    (148,884)                 (14,988)
                                                        ----------                ----------
                                                         1,530,494                2,040,884
                                                        ----------               ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $1,598,494               $2,096,334
                                                        ==========               ==========

                       See notes to financial statements.

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)


                                                      Three Months Ended
                                                         December 31,
                                                1998                  1997
                                              --------              --------
SALES                                         $      -              $      -
                                              --------              --------
EXPENSES
  Consulting                                    26,016                 7,386
  Depreciation                                   8,694                     -
  Legal and professional                        96,925                12,366
  Liability insurance                                -                    92
  Miscellaneous                                 13,180                   756
  Office supplies and expenses                   8,424                 8,942
  Other expenses                                     -                     -
  Rent                                           8,328                 2,520
  Repairs and maintenance                          454                     -
  Research and development                      88,400               213,904
  Salaries and payroll taxes                    78,156                19,308
  Telephone and utilities                        4,470                   116
  Travel                                        37,257                 6,324
  Write down of mining rights                        -                     -
                                              --------              --------
     Total expenses                            370,304               271,714
                                              --------              --------
LOSS FROM OPERATIONS                          (370,304)             (271,714)
                                              --------              --------
OTHER INCOME (EXPENSE)
  Interest income                               22,668                 1,799
  Interest expense                                   -                (3,090)
  Loss on sale of marketable securities        (28,858)                    -
                                              ---------             --------
                                                (6,190)               (1,291)
                                              --------              --------
LOSS BEFORE EXTRAORDINARY ITEM                (376,494)             (273,005)
EXTRAORDINARY ITEM
  Gain on extinguishment of debt                     -                     -
                                              --------              --------
NET LOSS                                      (376,494)             (273,005)
PREFERRED STOCK DIVIDEND                             -                     -
                                              --------              --------
NET LOSS ATTRIBUTABLE TO
 COMMON STOCKHOLDERS                         ($376,494)            ($273,005)
                                              ========              ========
NET LOSS PER COMMON SHARE                        ($.04)                ($.03)
                                              ========              ========

                       See notes to financial statements.
                                       2

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)



                                                                Three Months Ended
                                                                    December 31,
                                                          ---------------------------
                                                            1998              1997
                                                          --------         ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               ($376,494)         ($273,005)
                                                          --------           --------
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Depreciation and amortization                            8,694                  -
    Loss on sale of marketable securities                   28,858                  -
    Loss on abandoned equipment                                  -                  -
    Write down of mining rights                                  -                  -
    Gain on extinguishment of debt                               -                  -
    Noncash research and development                             -            131,250
    Noncash consulting fees                                      -                  -
    Noncash executive compensation                               -              2,308
    (Increase) decrease in operating assets:
      Prepaid expenses                                           -                  -
      Interest receivable                                  (10,571)              (784)
      Deposits                                              10,000             (2,520)
      Other                                                 (8,400)                 -
    Increase (decrease) in operating liabilities:
      Accounts payable                                     (11,450)            (6,078)
      Accrued salaries                                      24,000             17,000
      Accrued interest                                           -             (1,910)
      Settlement payable                                         -            (17,005)
                                                          --------           --------
          Total adjustments                                 41,131            122,261
                                                          --------           --------

NET CASH USED IN OPERATING ACTIVITIES                     (335,363)          (150,744)
                                                          --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Loans to related parties                                (485,000)           (12,116)
  Purchase of equipment                                    (25,049)                 -
  Purchase of mining rights                                      -            (25,000)
  Purchase of marketable securities                       (204,785)                 -
  Proceeds from sale of marketable
   securities                                              204,785                  -
                                                          --------           --------

NET CASH USED IN INVESTING ACTIVITIES                    ($510,049)          ($37,116)
                                                          --------           --------


                       See notes to financial statements.

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                  THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)



                                                         Three Months Ended
                                                             December 31,
                                                   -----------------------------
                                                      1998              1997
                                                   ---------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                            $        -           $ 90,625
  Sale of preferred stock                                  -                  -
  Costs to raise capital                                   -                  -
  Loan payments                                            -                  -
  Common stock redeemed                                    -                  -
                                                  ----------           --------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                                -             90,625
                                                  ----------           --------

NET INCREASE/DECREASE IN CASH                       (845,412)           (97,235)

CASH, OCTOBER 1                                    1,447,444            271,360
                                                  ----------           --------

CASH, DECEMBER 31                                 $  602,032           $174,125
                                                  ==========           ========



                       See notes to financial statements.

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                      THREE MONTHS ENDED DECEMBER 31, 1998
                                   (Unaudited)


                                      Common stock         Preferred stock
                                      ------------         ---------------
                                    # of                        # of
                                   shares          Amount      shares           Amount
                                   ------          ------     --------          ------
Balance at
 September 30,
 1998                             8,567,148   $    42,735      3,000     $         30

Common stockholder
 loss for the
 period                                  --            --            --            --

Unrealized loss on
 marketable
 securities                              --            --            --            --
                                -----------   -----------   -----------   -----------
Balance at
 December 31,
 1998                             8,567,148   $    42,735         3,000   $        30
                                ===========   ===========   ===========   ===========

                                          Deficit             Retained
                                        accumulated            deficit            Accumulated
                       Additional       during the         prior to the             other               Total
                        paid-in         development          development        comprehensive        stockholders'
                         capital          stage                stage                 loss              equity
                       ----------      -----------         ------------           ----------        -------------
Balance at
 September 30,
 1998                  8,567,148      ($5,627,088)         (695,452)              ($14,988)           $2,040,884

Common stockholder
loss for the
 period                       --         (376,494)               --                     --              (376,494)

Unrealized loss on
 marketable
 securities                   --               --                --               (133,896)             (133,896)
                     -----------      -----------         -----------            -----------         -----------

Balance at
 December 31,
 1998                $ 8,335,647      ($6,003,582)        ($695,452)             ($148,884)          $ 1,530,494
                     ===========      ============       ===========              ===========         ============








                       See notes to financial statements.

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31, 1998
                                   (Unaudited)


1.  Summary of significant accounting policies

    Financial statements

    The balance sheet as of December 31, 1998, and the related statements of stockholders' equity, operations and cash flows for the three months ended December 31, 1998 and 1997, are unaudited. Such unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Results for the three months ended December 31, 1998 are not necessarily indicative of the results that may be achieved for any other interim period or for the fiscal year ending September 30, 1999. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.

    Fair market value of financial instruments

    The fair market value of the notes receivable approximates cost based on current borrowing rates. Equity securities held by the Company include available for sale securities, which are reported at fair value. Unrealized holding gains and losses for available for sale securities are excluded from earnings and reported net of any income tax affect as a component of stockholders' equity. See Note 4 for further discussion.

    Loss per share

    The computations of loss per share of common stock are based on the weighted average number of shares outstanding of 8,567,148 (1998), 7,813,398 (1997) and 7,536,197 (cumulative period).

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      THREE MONTHS ENDED DECEMBER 31, 1998
                                   (Unaudited)



1.  Summary of significant accounting policies (continued)

    Comprehensive net loss

On October 1, 1998, the Company adopted FASB No. 130, Reporting Comprehensive Income. Statement No. 130 requires the reporting of comprehensive income/(loss) in addition to net income/(loss) from operations. Comprehensive income/(loss) requires the inclusion of certain financial information not recognized in the calculation of net income/(loss), including unrealized holding gains and losses on available for sale securities.

    Concentration of credit risk

    The Company primarily transacts its business with two financial institutions and may maintain deposits in excess of federally insured limits. At December 31, 1998, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

2.  Notes receivable

         At December 31, 1998, notes receivable consist of the following:

                  Note receivable, interest at
                  10% per year, collateralized
                  by interest in a mining company,
                  due by June 15, 1999.                                $185,000

                  Note receivable, collateralized
                  by equipment and common stock,
                  interest at 12% per year, due
                  by February 26, 1999.                                 100,000

                  Note receivable, uncollateralized,
                  interest at 10% per year, due by
                  February 6, 1999.                                     200,000
                                                                       ---------
                                                                       $485,000
                                                                       =========

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      THREE MONTHS ENDED DECEMBER 31, 1998
                                   (Unaudited)

3.       Stock options and warrants outstanding

                                                Options          Exercise
                                                Warrants          price                           Exercise date
                                                --------          -----                           -------------

         Options granted                         280,000           $.1875                           July 16, 1999 to
                                                                                                  September 30, 2006
         Options granted                          50,000            .1875                   Up to September 30, 2006
         Warrants issued                         300,000           2.0000                     Up to January 21, 2001
         Warrants issued                         300,000           3.8750                           Up to April 2003
                                                 -------

         Options/warrants
         outstanding at
         December 31, 1998                       930,000
                                                 =======

         Options/warrants
         exercisable at
         December 31, 1998                       850,000
                                                 =======


4.       Accumulated other comprehensive loss balances

         At December 31, 1998, the accumulated other comprehensive loss balance consists of the following:

                                                           Unrealized
                                                             loss on
                                                           securities
                                                           ----------

                  Balance at September 30, 1998              $ 14,988

                  Net unrealized loss for the
                  quarter ended December 31, 1998             133,896
                                                             --------

                  Balance at December 31, 1998               $148,884
                                                             ========

                                       8

Item 2.           Management's Discussion and Analysis or Plan of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-QSB for the quarter ended December 31, 1998 (the "Form 10-QSB"). In addition to historical information, this Form 10-QSB contains forward- looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward- looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Environmental Products & Technologies Corporation (the "Company") undertakes no obligation to publicly revise these forward-looking statements, or to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents that the Company has filed and will continue to file from time to time with the Securities and Exchange Commission.

GENERAL

         The Company was incorporated in 1983 as CCRS, III, Inc. In 1989, the Company changed its name to Central Corporate Reports Services, Inc., merged with Information Bureau Inc. and operated in the financial public relations business until March 1990 when the Company became inactive. In 1990 the Company changed its name to Combined Assets, Inc. and in 1991 changed its name to ACP International, Inc., and in 1994 changed its name back to Combined Assets, Inc. In January 1995, the Company's name was changed to Environmental Products & Technologies Corporation.

         At the end of 1995, the Company commenced development of a waste management system to control odors and solid stream waste in the farming industry. In addition, the Company is developing organic based insecticides for agricultural, commercial and residential use.

         The Company is currently in the development stage of operations and, to this time, has devoted its time to raising capital, product and supplier development, and marketing future products. No products have been assembled, manufactured or marketed at this time, except that the Company has assembled one prototype Closed-Loop Waste Management System for demonstration purposes and three prototype systems for operation by various universities.

         The Company has projected expenses of $750,000 through June 1999. As of December 31, 1998, the Company had approximately $825,000 of cash and cash equivalents and, accordingly, even if the Company were to generate no revenues through June 1999, the Company would not need to seek additional financing to satisfy its cash requirements. The Company intends to continue its research and development activities during the next twelve months.

         The Company intends to continue product development with the test of three full-scale systems to be operated at Utah State University, Cal Poly-Pomona and the University of Wisconsin. These units will be employed for continued demonstrations and sales activity. While the development of an input/feed conveyor system has been completed, a variable discharge mechanism to load and unload the bioreactor needs to be completed. In addition, a liquids waste process has been developed but needs to have its testing completed.


51601:031

RESULT OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997.

         The Company recognized no revenue for the three months ended December 31, 1998, and for the three months ended December 31, 1997. During each such quarter, the Company's efforts were directed at researching, designing, developing and testing its Closed-Loop Waste Management System and, in addition, during the quarter ended December 31, 1998, the Company commenced marketing efforts for the Closed-Loop Waste Management System.

         Research and development expenses primarily consist of the cost of personnel and equipment needed to conduct the Company's research and development efforts. Research and development expenses for the three months ended December 31, 1998, decreased by $125,504, or approximately 59%, to $88,400 from $213,904 for the three months ended December 31, 1997. This decrease in research and development expenses reflects finalization of the Company's research and development efforts and the commencement of testing its Closed-Loop Waste Management System.

         General and administrative expenses primarily consist of general and administrative costs related to the salaries of the Company's administrative personnel and associated costs, including legal and consulting fees. General and administrative expenses for the three months ended December 31, 1998, increased by $224,094, or approximately 388%, to $281,904 from $57,810 for the three months ended December 31, 1997. This increase in general and administrative expenses is mainly attributed to increased spending for the following:
legal and professional fees, salaries and payroll taxes, and travel.

         The Company's loss from operations for the three months ended December 31, 1998, increased by $98,590, or approximately 36%, to $370,304 from $271,714 for the three months ended December 31, 1997. This increase in loss from operations is mainly attributed to increased general and administrative expenses that were partially offset by reduced research and development expenses.

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

         In April 1998, the Company sold 3,000 shares of Series A Preferred Stock together with warrants (the "Private Placement Warrants") to purchase 300,000 shares of Common Stock (the "1998 Private Placement") for gross proceeds of $3,000,000. The net proceeds to the Company of approximately $2,675,000 will be used for continued research and development, working capital and general corporate purposes. The Private Placement Warrants have an initial exercise price of $3.875 per share. The Private Placement Warrants expire on March 31, 2003. The Private Placement Warrants contain provisions for the adjustment of the exercise price and the aggregate number of shares issuable upon exercise under certain circumstances, including without limitation, stock dividends, stock splits, reorganizations, reclassifications, consolidations, certain dilutive sales of securities for which the Private Placement Warrants are

51601:031
exercisable below the then existing Market Price (as defined) and failure to maintain a sufficient number of authorized shares of Common Stock for issuance and delivery upon exercise of the Private Placement Warrants.

         The Company also has commitments under (i) an employment agreement with Marvin Mears, the Company's President and Chief Executive Officer; (ii) a consulting agreement with Strategic Planning Consultants, Inc., a consultant to the Company; and (iii) an office lease that expires December 31, 1999.

         Based on its current operating plan, the Company anticipates that additional financing will be required to finance its operations and capital expenditures. The Company's currently anticipated levels of revenues and cash flow are subject to many uncertainties and cannot be assured. Further, the Company's business plan may change, or unforseen events may occur, requiring the Company to raise additional funds. The amount of funds required by the Company will depend upon many factors, including without limitation, the extent and timing of sales of the Company's waste management system, future product costs, the timing and costs associated with the establishment and/or expansion, as appropriate, of the Company's manufacturing, development, engineering and customer support capabilities, the timing and cost of the Company's product development and enhancement activities and the Company's operating results. Until the Company generates cash flow from operations which will be sufficient to satisfy its cash requirements, the Company will need to seek alternative means for financing its operations and capital expenditures and/or postpone or eliminate certain investments or expenditures. Potential alternative means for financing may include leasing capital equipment, obtaining a line of credit, or obtaining additional debt or equity financing. There can be no assurance that, if and when needed, additional financing will be available, or available on acceptable terms. The inability to obtain additional financing or generate sufficient cash from operations could require the Company to reduce or eliminate expenditures for capital equipment, research and development, production or marketing of its products, or otherwise curtail or discontinue its operations, which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, if the Company raises funds through the sale of additional equity securities, the Common Stock currently outstanding may be further diluted.

INFLATION

         Although certain of the Company's expenses increase with general inflation in the economy, inflation has not had a material impact on the Company's financial results to date.





51601:031

                           PART II. OTHER INFORMATION

Item 1                     Legal Proceedings

                           None.

Item 2                     Changes in Securities.

                           None

Item 3                     Defaults Upon Senior Securities

                           None.

Item 4                     Submission of Matters to a Vote of Security Holders

                           None.

Item 5                     Other Information

                           None

Item 6                     Exhibits and Reports on Form 8-K

                           (a)      Exhibits:

                                    27.1  Financial Data Schedule

                           (b)      Reports on Form 8-K

                                    None.


51601:031

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.



                                                ENVIRONMENTAL PRODUCTS &
                                                TECHNOLOGIES CORPORATION



Dated:            February 12, 1999        By:  /s/Marvin Mears
                                                --------------------------------
                                                Marvin Mears
                                                Chief Executive Officer
51601:031
                                       13