Form 10QSB
period 1999-03-31
ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORP
filed 1999-05-17
CIK 1021710

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to _________


                        Commission File Number 000-24877

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

                              ---------------------

           DELAWARE                                          77-0096608
        --------------                                    ---------------
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

Yes [X]  No [ ]

The number of shares outstanding of the Issuer's Common Stock, par value $0.01 per share, as of March 31, 1999, was 8,567,148.

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                    THREE AND SIX MONTHS ENDED MARCH 31, 1999


                                TABLE OF CONTENTS
                                                                                                                  Page
PART I - FINANCIAL INFORMATION

Item 1        Financial Statements:

              Balance  Sheets at March 31,  1999  (unaudited)                                                        1

              Statements  of Stockholders'  Equity,  3  and  6  months  Ended  March  31,  1999 (unaudited)        2-3

              Statements of Operations, 3 and 6 months Ended March 31, 1999 (unaudited)                              4

              Statements of  Comprehensive  Loss, 3 and 6 months  Ended  March 31, 1999  (unaudited)                 5

              Statements  of Cash Flows, 3 and 6 months Ended March 31, 1999  (unaudited)                          6-7

              Notes to Financial Statements                                                                        8-9

Item 2        Management's Discussion and Analysis or Plan of Operations                                            10

              General                                                                                               10

              Results of Operations                                                                                 11

              Liquidity and Capital Resources                                                                    11-12

              Inflation                                                                                             13

              Annual Stockholders' Meeting                                                                          13


PART II - OTHER INFORMATION

Item 1        Legal Proceedings                                                                                     13

Item 2        Changes in Securities                                                                                 13

Item 3        Defaults Upon Senior Securities                                                                       13

Item 4        Submission of Matters to a Vote of Security Holders                                                   13

Item 5        Other Information                                                                                     13

Item 6        Exhibits and Reports on Form 8-K                                                                      13


Signature                                                                                                           14

Financial Data Schedule                                                                                             15

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)



                         PART I - FINANCIAL INFORMATION



                              FINANCIAL STATEMENTS

                    THREE AND SIX MONTHS ENDED MARCH 31, 1999

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                     ASSETS

                                                         MARCH 31,      SEPTEMBER 30,
                                                            1999             1998
                                                        (Unaudited)       (Audited)
                                                        -----------      -----------
CURRENT ASSETS
     Cash                                               $   167,834      $ 1,447,444
     Marketable securities                                  559,014          385,012
     Notes receivable                                       485,900             --
     Notes receivable, related parties                      155,416          135,000
     Interest receivable                                     30,529            1,446
     Other                                                   10,518             --
                                                        -----------      -----------
          Total current assets                            1,409,211        1,968,902
                                                        -----------      -----------

EQUIPMENT                                                    97,015           77,581
                                                        -----------      -----------

OTHER ASSETS
     Notes receivable, related parties                       24,515           31,631
     Deposits                                                 3,220           13,220
     Mining rights                                            5,000            5,000
                                                        -----------      -----------
          Total other assets                                 32,735           49,851
                                                        -----------      -----------

TOTAL ASSETS                                            $ 1,538,961      $ 2,096,334
                                                        ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                   $      --        $    11,450
     Accrued salaries                                        92,000           44,000
                                                        -----------      -----------
          Total current liabilities                          92,000           55,450
                                                        -----------      -----------

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value, authorized
      20,000,000 shares; issued and outstanding
      8,567,148 shares                                       42,735           42,735
     Preferred stock, $.01 par value,
     authorized 20,000,000 shares; issued
     and outstanding 3,000 shares                                30               30
     Additional paid-in capital                           8,335,647        8,335,647
     Deficit accumulated during
       development stage                                 (6,423,871)      (5,627,088)
     Accumulated deficit prior to
       development stage                                   (695,452)        (695,452)
     Accumulated other comprehensive income (loss)          187,872          (14,988)
                                                        -----------      -----------
          Total stockholders' equity                      1,446,961        2,040,884
                                                        -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 1,538,961      $ 2,096,334
                                                        ===========      ===========


                       See notes to financial statements.

               ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                   THREE AND SIX MONTHS ENDED MARCH 31, 1999
                                  (Unaudited)



                           Common stock        Preferred stock
                       -------------------    ----------------   Additional
                         # of                   # of               paid-in
                        shares     Amount      shares  Amount      capital
                        ------     ------      ------  ------      -------
Balance at
September 30,
1998                   8,567,148  $ 42,735      3,000  $ 30     $ 8,335,647

Common stockholder
loss for the period

Unrealized loss on
marketable
securities
                       -------------------      -----------     -----------

Balance at
December 31, 1998      8,567,148    42,735      3,000    30       8,335,647
                       -------------------      -----------     -----------

Common stockholder
loss for the period

Unrealized gain on
marketable
securities
                       -------------------      -----------     -----------

Balance at
March 31, 1999         8,567,148  $ 42,735      3,000  $ 30     $ 8,335,647
                       ===================      ===========     ===========


                       See notes to financial statements.

               ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                   THREE AND SIX MONTHS ENDED MARCH 31, 1999
                                  (Unaudited)

                         Deficit        Accumulated
                       accumulated        deficit        Accumulated
                        during the      prior to the        other             Total
                       development      development     comprehensive      stockholders'
                          stage            stage        income (loss)        equity
                       -----------      -----------      -----------      -----------
Balance at
September 30,
1998                   $(5,627,088)     $  (695,452)     $   (14,988)     $ 2,040,884

Common stockholder
loss for the period       (376,494)                                          (376,494)

Unrealized loss on
marketable
securities                                                  (133,896)        (133,896)
                       -----------      -----------      -----------      -----------

Balance at
December 31, 1998       (6,003,582)        (695,452)        (148,884)       1,530,494
                       -----------      -----------      -----------      -----------

Common stockholder
loss for the period       (420,289)                                          (420,289)

Unrealized gain on
marketable
securities                                                   336,756          336,756
                       -----------      -----------      -----------      -----------

Balance at
March 31, 1999         $(6,423,871)     $  (695,452)     $   187,872      $ 1,446,961
                       ===========      ===========      ===========      ===========


                       See notes to financial statements.

               ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                FOR THE PERIODS
                                  (Unaudited)

                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED            OCT 1, 1995
                                               ----------------------------      ----------------------------
                                                         MARCH 31,                         MARCH 31,                    to
                                               ----------------------------      ----------------------------
                                                  1999             1998             1999             1998          MAR 31, 1999
                                               -----------      -----------      -----------      -----------      -----------
SALES                                                  $ -             $ -             $ -              $ -                $ -
                                               -----------      -----------      -----------      -----------      -----------
EXPENSES
     Consulting                                     32,316          239,028           58,332          246,414          776,087
     Depreciation                                    8,694              796           17,388              796           35,845
     Legal and professional                         87,268           23,787          184,193           36,153          439,923
     Liability insurance                              --               --               --                 92           13,501
     Miscellaneous                                    --              4,608           13,180            5,364           65,410
     Office supplies and expenses                   57,904            6,244           66,328           15,186          104,704
     Other expenses                                  9,910             --              9,910             --             54,134
     Rent                                           11,623            7,888           19,951           10,408          115,514
     Repairs and maintenance                         1,457             --              1,911             --              6,591
     Research and development                      119,747           34,092          208,147          247,996          662,747
     Salaries and payroll taxes                     71,647           19,307          149,803           38,615          389,417
     Telephone and utilities                         4,716            1,160            9,186            1,276           25,266
     Travel                                         36,728            1,000           73,985            7,324          160,292
     Writedown of mining rights                       --               --               --               --             35,000
                                               -----------      -----------      -----------      -----------      -----------

          Total expenses                           442,010          337,910          812,314          609,624        2,884,431
                                               -----------      -----------      -----------      -----------      -----------

LOSS FROM OPERATIONS                              (442,010)        (337,910)        (812,314)        (609,624)      (2,884,431)

OTHER INCOME (EXPENSE)
     Interest income                                21,721              784           44,389            2,583          101,156
     Interest expense                                 --             (3,090)            --             (6,180)         (23,313)
     Loss on sale of marketable securities            --               --            (28,858)            --            (28,858)
                                               -----------      -----------      -----------      -----------      -----------

          Total other income (expense)              21,721           (2,306)          15,531           (3,597)          48,985

LOSS BEFORE EXTRAORDINARY ITEM                    (420,289)        (340,216)        (796,783)        (613,221)      (2,835,446)

EXTRAORDINARY ITEM
     Gain on extinguishment of debt                                                                                     64,208

NET LOSS                                          (420,289)        (340,216)        (796,783)        (613,221)      (2,771,238)

PREFERRED STOCK DIVIDEND                                                                                            (3,295,610)

NET LOSS ATTRIBUTABLE TO
     COMMON SHAREHOLDERS                       $  (420,289)     $  (340,216)     $  (796,783)     $  (613,221)     $(6,066,848)
                                               ===========      ===========      ===========      ===========      ===========

NET LOSS PER COMMON SHARE                      $     (0.05)     $     (0.04)     $     (0.09)     $     (0.08)     $     (0.82)
                                               ===========      ===========      ===========      ===========      ===========


                       See notes to financial statements.

               ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                   STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

                                FOR THE PERIODS
                                  (Unaudited)


                                       THREE MONTHS ENDED                 SIX MONTHS ENDED           OCT 1, 1995
                                  ----------------------------      ----------------------------
                                            MARCH 31,                         MARCH 31,                   to
                                  ----------------------------      ----------------------------
                                     1999             1998             1999             1998         MAR 31, 1999
                                  -----------      -----------      -----------      -----------      -----------
Net loss                          $  (420,289)     $  (340,216)     $  (796,783)     $  (613,221)     $(2,771,238)

Other comprehensive income:
       Unrealized holding
       gains arising                  336,756             --            174,002             --            174,002
       during the period

       Add:  Reclassification
       adjustment for losses
       included in net loss              --               --             28,858             --             28,858
                                  -----------      -----------      -----------      -----------      -----------

Net unrealized gain                   336,756             --            202,860             --            202,860
                                  -----------      -----------      -----------      -----------      -----------

Comprehensive loss                $   (83,533)     $  (340,216)     $  (593,923)     $  (613,221)     $(2,568,378)
                                  ===========      ===========      ===========      ===========      ===========


                       See notes to financial statements.

               ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                FOR THE PERIODS
                                  (Unaudited)


                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED            OCT 1, 1995
                                                    ----------------------------      ----------------------------
                                                              MARCH 31,                          MARCH 31,                   to
                                                    ----------------------------      ----------------------------
                                                       1999             1998             1999             1998          MAR 31, 1999
                                                    -----------      -----------      -----------      -----------      -----------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss                                            $  (420,289)     $  (340,216)     $  (796,783)     $  (613,221)     $(2,771,238)
                                                    -----------      -----------      -----------      -----------      -----------
Adjustments to reconcile net loss
       to net cash used in operating
       activities:
       Depreciation and amortization                      8,694              796           17,388              796           35,845
       Loss on sale of marketable securities               --               --             28,858             --             28,858
       Loss on abandoned equipment                         --               --               --               --              1,093
       Write down of mining rights                         --               --               --               --             35,000
       Gain on extinguishment of debt                      --               --               --               --            (64,208)
       Noncash research & development                      --               --               --            131,250          131,250
       Noncash consulting fees                             --            178,428             --            185,282          536,306
       Noncash executive compensation                      --              5,737             --             25,383           23,460
        (Increase) decrease in operating assets:
            Prepaid expenses                               --               --               --               --               --
            Interest receivable                         (21,721)            (784)         (32,292)          (1,568)         (33,738)
            Deposits                                       --               --             10,000           (2,520)          (3,220)
            Other                                          --               --             (8,400)            --             (8,400)
       Increase (decrease) in operating liabilities:
            Accounts payable                               --               --            (11,450)          (6,078)          (5,258)
            Accrued salaries                             24,000           34,000           48,000           36,308          148,888
            Accrued interest                               --               --               --             (1,910)           7,320
            Settlement payable                             --               --               --            (17,005)          10,000
                                                    -----------      -----------      -----------      -----------      -----------
                Total adjustments                        10,973          218,177           52,104          349,938          843,196

NET CASH USED IN
                                                    -----------      -----------      -----------      -----------      -----------
OPERATING ACTIVITIES                                   (409,316)        (122,039)        (744,679)        (263,283)      (1,928,042)
                                                    -----------      -----------      -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Loans to related parties                            (900)            --           (485,900)         (12,116)        (755,531)
       Loans to unrelated parties                       (23,982)            --            (23,982)         (23,982)
       Purchase of equipment                               --               --            (25,049)            --           (122,180)
       Purchase of mining rights                           --               --               --            (35,000)         (40,000)
       Purchase of marketable securities                   --               --           (204,785)            --           (604,785)
       Proceeds from sale of marketable                    --
            securities                                     --               --            204,785             --            204,785

NET CASH USED IN
                                                    -----------      -----------      -----------      -----------      -----------
INVESTING ACTIVITIES                                    (24,882)            --           (534,931)         (47,116)      (1,341,693)
                                                    -----------      -----------      -----------      -----------      -----------


                       See notes to financial statements.

               ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                FOR THE PERIODS
                                  (Unaudited)


                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED            OCT 1, 1995
                                                    ----------------------------      ----------------------------
                                                              MARCH 31,                          MARCH 31,                   to
                                                    ----------------------------      ----------------------------
                                                       1999             1998             1999             1998          MAR 31, 1999
                                                    -----------      -----------      -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Sale of common stock                                --               --               --             90,625          820,100
       Sale of preferred stock                             --               --               --               --          3,000,000
       Costs to raise capital                              --            (25,000)            --            (25,000)        (357,023)
       Loan payments                                       --               --               --                500          (22,000)
       Common stock redeemed                               --               --               --               --             (5,700)

NET CASH PROVIDED BY FINANCING
                                                    -----------      -----------      -----------      -----------      -----------
       ACTIVITIES                                          --            (25,000)            --             66,125        3,435,377
                                                    -----------      -----------      -----------      -----------      -----------

NET INCREASE/(DECREASE) IN CASH                        (434,198)        (147,039)      (1,279,610)        (244,274)         165,642

CASH, BEGINNING                                         602,032          174,125        1,447,444          271,360            2,192
                                                    -----------      -----------      -----------      -----------      -----------

CASH, ENDING                                        $   167,834      $    27,086      $   167,834      $    27,086      $   167,834
                                                    ===========      ===========      ===========      ===========      ===========


                       See notes to financial statements.

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                    THREE AND SIX MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)

1.       Summary of significant accounting policies

Financial statements

The balance sheet as of March 31, 1999, and the related statements of stockholders' equity, operations and cash flows for the three and six months ended March 31, 1999 and 1998, are unaudited. Such unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Results for the three and six months ended March 31, 1999, are not necessarily indicative of the results that may be achieved for any other interim period or for the fiscal year ending September 30, 1999. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.

Fair market value of financial instruments

The fair market value of the notes receivable approximates cost bases on current borrowing rates. Equity securities held by the Company include available for sale securities, which are reported at fair value. Unrealized holding gains and losses for available for sale securities are excluded from earnings and reported net of any income tax affected as a component of stockholders' equity.

Loss per share

The computations of loss per share of common stock on the weighted average number of shares outstanding of 8,567,148 (1999), 7,949,648 (1998) and 7,389,917
(cumulative period).

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

Concentration of credit risk

The Company primarily transacts its business with two financial institutions and may maintain deposits in excess of federally insured limits. At March 31, 1999, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

2.       Notes receivable

At March 31, 1999, notes receivable consist of the following:

                  Note receivable, interest at
                  10% per year, collateralized
                  by interest in a mining
                  company, due by June 24, 1999                        $185,900

                  Note receivable, collateralized
                  By equipment and common stock,
                  Interest at 12% per year, due
                  May 27, 1999.                                         100,000

                  Note receivable, uncollateralized,
                  Interest at 10% per year, due by
                  June 1, 1999                                          200,000
                                                                       --------

                                                                       $485,900
                                                                       ========

3.       Stock options and warrants outstanding

                             Options    Exercise
                             Warrants     Price        Exercise date
                             --------     -----        -------------

         Options granted     280,000     $ .1875     July 16, 1999 to
                                                     September 30, 2006

         Options granted      50,000       .1875     Up to
                                                     September 30, 2006

         Warrants issued     300,000       2.000     Up to
                                                     January 21, 2001

         Warrants issued     300,000       3.875     Up to April, 2003
                             -------

         Options/warrants
         Outstanding at
         March 31, 1999      930,000
                             =======

         Options/warrants
         Exercisable at
         March 31, 1999      650,000
                             =======

Item 2   Management's Discussion and Analysis or Plan of Operations

         The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-QSB for the quarter and six months ended March 31, 1999 (the "Form 10-QSB"). In addition to historical information, this Form 10-QSB contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operations." Readers are cautioned not to place undue reliance on these forward-looking comments, which reflect management's analysis only as of the date hereof. Environmental Products & Technologies Corporation (the "Company") undertakes no obligation to publicly revise these forward-looking comments, or to reflect events or circumstances that arise after the date thereof. Readers should carefully review the risk factors described in the other documents that the Company has filed and will continue to file from time to time with the Securities and Exchange Commission.

GENERAL

         The Company was incorporated in 1983 as CCRS III, Inc. In 1989, the Company changed its name to Central Corporate Reports Services, Inc., merged with Information Bureau Inc. and operated in the financial public relations business until March 1990 when the Company became inactive. In 1990 the Company changed its name to Combined Assets, Inc. and in 1991 changed its name to ACP International, Inc., and in 1994 changed its name back to Combined Assets, Inc. In January 1995, the Company's name was changed to Environmental Products & Technologies Corporation.

         At the end of 1995, the Company commenced development of a waste management system to control odors and solid stream waste in the farming industry. The Company is currently in the development stage of operations and, to this time, has devoted its time to raising capital, product and supplier development, and marketing future products. No products have been assembled, manufactured or marketed at this time, except that the Company has assembled one prototype Closed-Loop Waste Management System for demonstration purposes and three prototype systems for operation by various universities. As of March 31, 1999, the Company had a deficit accumulated during the development stage of $6,423,871 and an accumulated deficit prior to the development stage of $695,452.

         The Company intends to continue product development with the test of three full-scale systems to be operated at Utah State University, Cal Poly-Pomona and the University of Wisconsin. These units well be employed for continued demonstrations and sales activity. While the development of an input/feed conveyor system has been completed, a variable discharge mechanism to load and unload the Bioreactor needs to be completed. In addition, a liquids waste process has been developed but needs to have its testing completed.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998.

         The Company recognized no revenue for the three and six months ended March 31, 1999, and for the three and six months ended March 31, 1998. During each such period, the Company's efforts were directed at researching, designing, developing and testing its Closed-Loop Waste Management System.

         Research and development expenses primarily consist of the cost of personnel and equipment needed to conduct the Company's research and development efforts. Research and development expenses for the three months ended March 31, 1999 increased approximately 251% or $85,655, to $119,747 from $34,092 for the three-month period ended March 31, 1998. For the six-month period ended March 31, 1999 and 1998, the Company's research and development expenses were $208,147 and $247,996, respectively, which represent a decrease of $39,849, or approximately 16%. During each such period the Company continued research and development work on the Closed-Loop Waste Management System.

         General and administrative expenses primarily consist of general and administrative costs related to the salaries of the Company's administrative personnel and associated costs, including legal and consulting fees. General and administrative expenses for the three months ended March 31, 1999, increased by $18,445 or six percent to $322,263 from $303,818 for the three-month period ended March 31, 1998. For the six months ended March 31, 1999, expenses increased by $242,539, or 67%, to $604,167 from $361,628 for the six-month period ended March 31, 1998. This is due to increased spending for legal and professional fees, salaries and travel.

         The Company's loss from operations for the three months ended March 31, 1999, increased by $104,100, or 31%, to $442,010 from $337,910 for the three-month period ended March 31, 1998. The Company's loss from operations for the six months ended March 31, 1999, increased by $202,690, or 33%, to $812,314 from $609,624 for the three-month period ended March 31, 1998. This increase in loss from operations is mainly attributed to increased research and development, salaries, legal and professional fees, and travel, partially offset by reduced consulting expenses.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital needs have been to fund the design and development of its prototype Closed-loop Waste Management System. The Company's primary sources of liquidity have been private placements of equity and debt securities and loans from officers/stockholders on an as-needed basis.

         Between October and December 1995, the Company sold 100,000 shares of Common Stock for an aggregate of $10,000 or $.10 per share. Between January and March 1996, the Company sold 400,000 shares of Common Stock for an aggregate of $189,650, or approximately $.47 per share. Between April and June 1996, the Company sold 40,000 shares of Common Stock for an aggregate of $35,000, or $.87 per share. Between July and September 1996, the Company sold 480,000 shares of Common Stock for an aggregate of $149,200, or approximately $.31 per share. Between June and September 1997, the Company sold 550,000 shares of Common Stock for an aggregate of $337,925, or approximately $.614 per share. The figures in this paragraph do not give effect to the two-for-one forward stock split that was effected by the Company in May 1998.

         In April 1998, the Company sold 3,000 shares of Series A Preferred Stock together with warrants (the "Private Placement Warrants") to purchase 300,000 shares of Common Stock (the "1998 Private Placement") for gross proceeds of $3,000,000. The net proceeds to the Company of approximately $2,675,000 will be used for continued research and development, working capital, and general corporate purposes. The Private Placement Warrants have an initial exercise price of $3.875 per share. The Private Placement Warrants expire on March 31, 2003. The Private Placement Warrants contain provisions for the adjustment of the exercise price and the aggregate number of shares issuable upon exercise under certain circumstances, including, without limitation, stock dividends, stock splits, reorganizations, reclassifications, consolidations, certain dilutive sales of securities for which the Private Placement Warrants are exercisable below the then existing Market Price (as defined) and failure to maintain a sufficient number of authorized shares of Common Stock for issuance and delivery upon exercise of the Private Placement Warrants.

         The Company also has commitments under (i) an employment agreement with Marvin Mears, the Company's President and Chief Executive Officer; (ii) a consulting agreement with Strategic Planning Consultants, Inc., a consultant to the Company; and (iii) an office lease that expires December 31, 1999.

         Based on its current operating plan, the Company foresees the need to raise additional capital in order to continue to pursue its business strategy and is currently seeking external funding. The Company's currently anticipated levels of revenues and cash flow are subject to many uncertainties and cannot be assured. Further, the Company's business plan may change, or unforeseen events may occur, requiring the Company to raise additional funds. The amount of funds required by the Company will depend upon many factors, including, without limitation, the extent and timing of sales of the Company's waste management system, future product costs, the timing and costs associated with the establishment and/or expansion, as appropriate, of the Company's manufacturing, development, engineering and customer support capabilities, the timing and cost of the Company's product development and enhancement activities, and the Company's operating results. Until the Company generates cash flow from operations that will be sufficient to satisfy its cash requirements, the Company will need to seek alternative means for financing its operations and capital expenditures and/or postpone or eliminate certain investments or expenditures. Potential alternative means for financing may include leasing capital equipment, obtaining a line of credit, or obtaining additional debt or equity financing. There can be no assurance that, if and when needed, additional financing will be available, or available on acceptable terms. The inability to obtain additional financing or generate sufficient cash from operations could require the Company to reduce or eliminate expenditures for capital equipment, research and development, production or marketing of its products, or otherwise curtail or discontinue its operations, which could have a material adverse affect on the Company's business, financial condition, and results of operations. Furthermore, if the Company raises funds through the sale of additional equity securities, the Common Stock currently outstanding may be further diluted.


INFLATION

         Although certain of the Company's expenses increase with general inflation in the economy, inflation has not had a material impact on the Company's financial results to date.


ANNUAL STOCKHOLDERS' MEETING

         The annual stockholders' meeting was held April 19, 1999. The stockholders elected three directors, R. Marvin Mears, Charles M. Vance, and Gerald G. Nordstrom. The proposals to adopt a 1999 stock incentive plan, 1999 incentive compensation plan, and 1999 non-employee director restricted stock plan, as well as appointment of the auditors, were all approved.


                  PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.
                  ------------------
                  None.

Item 2.           Changes in Securities.
                  ----------------------
                  None.

Item 3.           Defaults Upon Senior Securities.
                  --------------------------------
                  None.

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ----------------------------------------------------
                  None.

Item 5.           Other Information.
                  ------------------
                  None.

Item 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------
                  (a)   Exhibits:
                      27.   Financial Data Schedule
                  (b) Reports on Form 8-K.
                        None.

SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                                       ENVIRONMENTAL PRODUCTS &
                                                       TECHNOLOGIES CORPORATION


Dated:            May 10, 1999                         By: /s/Marvin Mears
                                                       Marvin Mears
                                                       Chief Executive Officer