Form 10QSB
period 1999-06-30
ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORP
filed 1999-08-13
CIK 1021710

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999 or

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

Yes [X]  No [ ]

The number of shares outstanding of the Issuer's Common Stock, par value $0.01 per share, as of June 30, 1999, was 8,602,697.

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                    THREE AND NINE MONTHS ENDED JUNE 30, 1999

                ENVIRONMENTAL PRODUCTS TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                        NINE MONTHS ENDED JUNE 30, 1999


                                    CONTENTS

                                                                           Page
Financial statements:

       Balance sheet                                                          1

       Statement of stockholders' equity                                      2

       Statement of operations                                                3

       Statement of comprehensive loss                                        4

       Statement of cash flows                                              5-6

       Notes to financial statements                                        7-9

                ENVIRONMENTAL PRODUCTS TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                                 BALANCE SHEETS

                                     ASSETS

                                                       June 30,      September 30,
                                                         1999             1998
                                                     -----------      -----------
                                                     (Unaudited)       (Audited)
CURRENT ASSETS
     Cash                                            $   449,312      $ 1,447,444
     Marketable securities                               163,860          385,012
     Notes receivable                                    300,000             --
     Notes receivable, related parties                   350,338          135,000
     Interest receivable                                  49,104            1,446
     Other                                                 9,821             --
                                                     -----------      -----------
          Total current assets                         1,322,435        1,968,902
                                                     -----------      -----------

EQUIPMENT                                                 88,321           77,581
                                                     -----------      -----------

OTHER ASSETS
     Notes receivable, related parties                    24,515           31,631
     Prepaid expenses                                     51,110             --
     Deposits                                              3,220           13,220
     Mining rights                                         5,000            5,000
                                                     -----------      -----------
          Total other assets                              83,845           49,851
                                                     -----------      -----------

TOTAL ASSETS                                         $ 1,494,601      $ 2,096,334
                                                     ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                $      --        $    11,450
     Accrued salaries                                    116,000           44,000
                                                     -----------      -----------
          Total current liabilities                      116,000           55,450
                                                     -----------      -----------

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value, authorized
      20,000,000 shares; issued and outstanding
      8,602,697 shares                                    43,090           42,735
     Preferred stock, $.01 par value,
     authorized 20,000,000 shares; issued
     and outstanding 2,000 shares                             20               30
     Additional paid-in capital                        8,910,924        8,335,647
     Deficit accumulated during
       development stage                              (6,906,556)      (5,627,088)
     Accumulated deficit prior to
       development stage                                (695,452)        (695,452)
     Accumulated other comprehensive gain/(loss)          26,575          (14,988)
                                                     -----------      -----------
          Total stockholders' equity                   1,378,601        2,040,884
                                                     -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 1,494,601      $ 2,096,334
                                                     ===========      ===========


                       See notes to financial statements

                ENVIRONMENTAL PRODUCTS TECHNOLOGIES CORPORATION
                         (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED JUNE 30, 1999
                                  (Unaudited)


                                                                                 Deficit     Accumulated
                              Common stock     Preferred stock                 accumulated     deficit     Accumulated
                          -------------------  ---------------    Additional   during the   prior to the      other         Total
                             # of               # of               paid-in     development   development  comprehensive stockholders
                            shares    Amount   shares   Amount     capital        stage         stage         loss         equity
                            ------    ------   ------   ------     -------        -----         -----         ----         ------
Balance at
 September 30, 1998       8,567,148  $ 42,735   3,000   $  30    $ 8,335,647  $(5,627,088)  $ (695,452)  $  (14,988)   $ 2,040,884

Common stockholder
loss for the period                                                              (376,494)                                (376,494)

Unrealized loss on
marketable
securities                                                                                                 (133,896)      (133,896)
Balance at
December 31, 1998         8,567,148    42,735   3,000      30      8,335,647   (6,003,582)    (695,452)    (148,884)     1,530,494

Common stockholder
loss for the period                                                              (420,289)                                (420,289)


Unrealized gain on
marketable securities                                                                                       336,756        336,756
Balance at
March 31, 1999            8,567,148  $ 42,735   3,000   $  30    $ 8,335,647  $(6,423,871)  $ (695,452)  $  187,872    $ 1,446,961

 Conversion of preferred
 stock to common            273,549     2,735  (1,000)    (10)       530,087         --                                    532,812

 Cancellation of common
 stock per court decree    (248,000)   (2,480)                         2,480                                                  --

Common stockholder
loss for the period                                                              (482,685)                                (482,685)

Unrealized loss on
marketable
securities                                                                                                 (161,297)      (161,297)

 Issuance of common stock
 for Acquisition             10,000       100                         42,710                                                42,810
Balance at
June 30, 1999             8,602,697  $ 43,090   2,000   $  20    $ 8,910,924  $(6,906,556)  $ (695,452)  $   26,575    $ 1,378,601

                ENVIRONMENTAL PRODUCTS TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                FOR THE PERIODS

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED      October 1, 1995
                                               --------------------------    --------------------------
                                                        JUNE 30,                      JUNE 30,                  to
                                               --------------------------    --------------------------
                                                   1999           1998           1999           1998      June 30, 1999
                                               -----------    -----------    -----------    -----------    -----------
SALES                                          $      --      $      --      $      --      $      --      $      --
                                               -----------    -----------    -----------    -----------    -----------

EXPENSES
       Consulting                                   47,455         29,188        105,787        275,602        823,542
       Depreciation                                  8,694          4,682         26,082          5,478         44,539
       Legal and professional                       90,527         38,554        274,720         74,707        530,450
       Liability insurance                             933          2,400            933          2,492         14,434
       Miscellaneous                               (13,135)        (1,894)            45          3,470         52,275
       Office supplies and expenses                 11,596          6,114         77,924         21,300        116,300
       Other expenses                               16,263           --           26,173           --           70,397
       Rent                                          9,010          5,339         28,961         15,747        124,524
       Repairs and maintenance                         320          2,250          2,231          2,250          6,911
       Research and development                     33,209         73,494        241,356        321,490        695,956
       Salaries and payroll taxes                   98,498         80,052        248,301        118,667        487,915
       Telephone and utilities                       5,127          1,263         14,313          2,539         30,393
       Travel                                       15,082         13,449         89,067         20,773        175,374
       Writedown of mining rights                     --             --             --             --           35,000
                                               -----------    -----------    -----------    -----------    -----------

                        Total expenses             323,579        254,891      1,135,893        864,515      3,208,010
                                               -----------    -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                              (323,579)      (254,891)    (1,135,893)      (864,515)    (3,208,010)

OTHER INCOME (EXPENSE)
       Interest income                              18,960         29,751         63,349         32,334        120,116
       Interest expense                               --           (3,090)        (9,270)       (23,313)
       Loss on sale of marketable securities      (178,066)          --         (206,924)      (206,924)
                                               -----------    -----------    -----------    -----------    -----------

                        Total other income        (159,106)        26,661       (143,575)        23,064       (110,121)

LOSS BEFORE EXTRAORDINARY ITEM                    (482,685)      (228,230)    (1,279,468)      (841,451)    (3,318,131)

EXTRAORDINARY ITEM
       Gain on extinguishment of debt                 --           64,208

NET LOSS                                          (482,685)      (228,230)    (1,279,468)      (841,451)    (3,253,923)

PREFERRED STOCK DIVIDEND                              --             --       (3,295,610)

NET LOSS ATTRIBUTABLE TO
       COMMON SHAREHOLDERS                     $  (482,685)   $  (228,230)   $(1,279,468)   $  (841,451)   $(6,549,533)
                                               ===========    ===========    ===========    ===========    ===========

NET LOSS PER COMMON SHARE                      $     (0.06)   $     (0.05)   $     (0.15)   $     (0.10)   $     (0.87)
                                               ===========    ===========    ===========    ===========    ===========


                       See notes to financial statements.

                ENVIRONMENTAL PRODUCTS TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                        STATEMENTS OF COMPREHENSIVE LOSS

                                FOR THE PERIODS

                                       THREE MONTHS ENDED                 NINE MONTHS ENDED         October 1, 1995
                                 -----------------------------      ----------------------------
                                            JUNE 30,                          JUNE 30,                    to
                                 -----------------------------      ----------------------------
                                      1999             1998             1999             1998        June 30, 1999
                                  -----------      -----------      -----------      -----------      -----------
Net loss                          $  (482,685)     $  (228,230)     $(1,279,468)     $  (841,451)     $(6,549,533)

Other comprehensive loss:
       Unrealized holding
       gains/(losses) arising        (161,297)            --             12,705             --             26,575
       during the period

       Add:  Reclassification
       adjustment for losses
       included in net loss              --               --             28,858             --             28,858
                                  -----------      -----------      -----------      -----------      -----------

Net unrealized loss                  (161,297)            --             41,563             --             55,433
                                  -----------      -----------      -----------      -----------      -----------

Comprehensive loss                $  (643,982)     $  (228,230)     $(1,237,905)     $  (841,451)     $(6,494,100)
                                  ===========      ===========      ===========      ===========      ===========


                       See notes to financial statements.

              ENVIRONMENTAL PRODUCTS AND TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                FOR THE PERIODS
                                  (Unaudited)

                                                             THREE MONTHS ENDED             NINE MONTHS ENDED      October 1, 1995
                                                         --------------------------    --------------------------
                                                                  JUNE 30,                      JUNE 30,                  to
                                                         --------------------------    --------------------------
                                                             1999           1998           1999           1998      June 30, 1999
                                                         -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss                                                 $  (482,685)   $  (228,230)   $(1,279,468)   $  (841,451)   $(3,253,923)
                                                         -----------    -----------    -----------    -----------    -----------
Adjustments to reconcile net loss
       to net cash used in operating
       activities:
       Depreciation and amortization                           8,694          4,682         26,082          5,478         44,539
       Loss on sale of marketable securities                 178,066           --          206,924           --           28,858
       Loss on disposal of equipment
       Loss on abandoned equipment                              --            1,093           --            1,093          1,093
       Write down of mining rights                              --             --             --             --           35,000
       Gain on extinguishment of debt                           --             --             --             --          (64,208)
       Noncash research & development                           --             --             --          131,250        131,250
       Noncash consulting fees                                  --           (6,854)          --          178,428        536,306
       Other noncash expenses                                   --           10,000           --           10,000           --
       Noncash executive compensation                           --          (20,383)          --            5,000         23,460
        (Increase) decrease in operating assets:                --             --             --             --             --
            Prepaid expenses                                 (29,921)        (2,520)       (40,035)        (2,520)       (40,035)
            Interest receivable                              (18,575)          (784)       (47,658)        (2,352)       (52,313)
            Deposits                                            --          (42,058)        10,000        (44,578)        (3,220)
            Other                                                697           --           (9,821)          --           (6,612)
       Increase (decrease) in operating liabilities: -          --             --             --             --
            Accounts payable                                    --          (11,305)       (11,450)       (17,383)        (5,258)
            Accrued salaries                                  24,000         34,692         72,000         71,000        172,888
            Accrued interest                                    --            6,179           --            4,269          7,320
            Settlement payable                                  --          (10,000)          --          (27,005)        10,000
                                                         -----------    -----------    -----------    -----------    -----------
                Total adjustments                            162,961        (37,258)       206,042        312,680        819,068

NET CASH USED IN
                                                         -----------    -----------    -----------    -----------    -----------
OPERATING ACTIVITIES                                        (319,724)      (265,488)    (1,073,426)      (528,771)    (2,434,855)
                                                         -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Loans to related parties                                 --             --         (485,900)       (12,116)      (755,531)
       Loans to unrelated parties                             (9,023)          --          (23,982)          --          (23,982)
       Purchase of equipment                                    --          (59,593)       (25,049)       (59,593)      (122,180)
       Purchase of mining rights                                --           (5,000)          --          (40,000)       (40,000)
       Purchase of marketable securities                        --             --         (204,785)          --         (604,785)
       Proceeds from sale of marketable                         --             --             --             --             --
            securities                                        55,791           --          260,576           --          157,164

NET CASH USED IN
                                                         -----------    -----------    -----------    -----------    -----------
INVESTING ACTIVITIES                                          46,768        (64,593)      (479,140)      (111,709)    (1,389,314)
                                                         -----------    -----------    -----------    -----------    -----------


                       See notes to financial statements.

              ENVIRONMENTAL PRODUCTS AND TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                FOR THE PERIODS
                                  (Unaudited)

                                                             THREE MONTHS ENDED             NINE MONTHS ENDED      October 1, 1995
                                                         --------------------------    --------------------------
                                                                  JUNE 30,                      JUNE 30,                  to
                                                         --------------------------    --------------------------
                                                             1999           1998           1999           1998      June 30, 1999
                                                         -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Sale of common stock                                  554,434           --          554,434         90,625      1,374,534
       Sale of preferred stock                                  --        3,000,000           --        3,000,000      3,000,000
       Costs to raise capital                                   --         (324,800)          --         (349,800)      (357,023)
       Loan payments                                            --             (500)          --             --          (22,000)
       Common stock redeemed                                    --             --             --             --           (5,700)

NET CASH PROVIDED BY FINANCING
                                                         -----------    -----------    -----------    -----------    -----------
       ACTIVITIES                                            554,434      2,674,700        554,434      2,740,825      3,989,811
                                                         -----------    -----------    -----------    -----------    -----------

NET INCREASE/(DECREASE) IN CASH                              281,478      2,344,619       (998,132)     2,100,345        447,120

CASH, BEGINNING                                              167,834         27,086      1,447,444        271,360          2,192
                                                         -----------    -----------    -----------    -----------    -----------

CASH, ENDING                                             $   449,312    $ 2,371,705    $   449,312    $ 2,371,705    $   449,312
                                                         ===========    ===========    ===========    ===========    ===========



                       See notes to financial statements.

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                    THREE AND NINE MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)

               1   Summary of significant accounting policies

Financial statements

The balance sheet as of June 30, 1999, and the related statements of stockholders' equity, operations and cash flows for the three and nine months ended June 30, 1999 and 1998, are unaudited. Such unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Results for the three and nine months ended June 30, 1999, are not necessarily indicative of the results that may be achieved for any other interim period or for the fiscal year ending September 30, 1999. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.

Fair market value of financial instruments

The fair market value of the notes receivable approximates cost bases on current borrowing rates. Equity securities held by the Company include available for sale securities, which are reported at fair value. Unrealized holding gains and losses for available for sale securities are excluded from earnings and reported net of any income tax affected as a component of stockholders's equity.

Loss per share

The computations of loss per share of common stock on the weighted average number of shares outstanding of 8,575,048 (1999), 7,949,648 (1998) and 7,561,478
(cumulative period).

Comprehensive net loss

On October 1, 1998, the Company adopted FASB No. 130, Reporting Comprehensive Income. Statement No. 130 requires the reporting of comprehensive income/(loss) in addition to net income/ (loss) from operations. Comprehensive income / (loss) requires the inclusion of certain financial information not recognized in the calculation of net income / (loss), including unrealized holding gains and losses on available for sale securities.

Concentration of credit risk

The Company primarily transacts its business with two financial institutions and may maintain deposits in excess of federally insured limits. At June 30, 1999, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

               2            Notes receivable

At June 30, 1999, notes receivable consisted assets of the following:


                 Note receivable, collateralized
                 by equipment and common stock,
                 Interest at 12% per year, due
                         August 25, 1999                           100,000

                 Note receivable, uncollaterized,
                 interest at 10% per year, due by
                      September 15, 1999                           200,000
                                                             --------------

                                                                 $ 300,000
                                                             ==============

               3            Stock options and warrants outstanding

                                          Options      Exercise
                                         Warrants        Price       Exercise date
                                      -------------  ------------  ------------------
                 Options granted          280,000     $ 0.1875     July 16, 1999 to
                                                                   September 30, 2006

                 Options granted           50,000       0.1875     Up to
                                                                   September 30, 2006

                 Warrants issued          300,000       2.000      Up to
                                                                   January 21, 2001

                 Warrants issued          300,000       3.875      Up to April, 2003
                                      -------------

                 Options/warrants
                 Outstanding at
                  June 30, 1999           930,000
                                      =============

                 Options/warrants
                 Exercisable at
                  June 30, 1999           650,000
                                      =============

Item 2   Management's Discussion and Analysis or Plan of Operations

         The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-QSB for the quarter and nine months ended June 30, 1999 (the "Form 10-QSB"). In addition to historical information, this Form 10-QSB contains forward- looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Factors that might cause such differences include, but are not limited, to those discussed in the section entitled "management's Discussion and Analysis or Plan of Operations." Readers are cautioned not to place undue reliance on these forward-looking comments, which reflect management's analysis only as of the date hereof. Environmental Products & Technologies Corporation (the "Company") undertakes no obligation to publicly revise these forward-looking comments, or to reflect events or circumstances that arise after the date thereof. Readers should carefully review the risk factors described in the other documents that the Company has filed and will continue to file from time to time with the Securities and Exchange Commission.

GENERAL

         The Company was incorporated in 1983 as CCRS III, Inc. In 1989, the Company changed its name to Central Corporate Reports Services, Inc., merged with with Information Bureau Inc and operated in the financial public relations business until March 1990 when the Company became inactive. In 1990 the Company changed its name to Combined Assets, Inc. and in 1991 changed its name to ACP International, Inc., and in 1994 changed its name to Environmental Products & Technologies Corporation.

         At the end of 1995, the Company commenced development of a waste management system to control odors and solid stream waste in the farming industry. The Company is currently in the development stage of operations and, to this time, has devoted its time to raising capital, product and supplier development, and marketing future products. No products have been assembled, manufactured or marketed at this time, except that the Company has assembled one prototype Closed-Loop Waste Management System for demonstration purposes and three prototype systems for operation by various universities. As of June 30, 1999, the Company had a deficit accumulated during the development stage of $6,906,556 and an accumulated deficit prior to the development stage of $695,452.

         The Company intends to continue product development with the test of three full-scale systems to be operated at Utah State University, Cal Poly-Pomona and the University of Wisconsin. These units will be employed for continued demonstrations and sales activity. While the development or an input/feed conveyor system has been completed, a variable discharge mechanism to load and unload the Bioreactor needs to be completed. In addition, a liquids waste process has been developed but needs to have its testing completed.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998

         The Company recognized no revenue for the three and nine months ended June 30, 1999, and for the three and nine months ended June 30, 1998. During each such period, the Company's efforts were directed at researching, designing, developing and testing its Closed-Loop Waste Management System.

         Research and development expenses primarily consist of the cost of personnel and equipment needed to conduct the Company's research and development efforts. Research and development expenses for the three months ended June 30, 1999, decreased 55% percent or $ 40,285, to $33,209, compared to $73,494 for the three month period ended June 30, 1998. For the nine-month period ended June 30, 1999 and 1998, the Company's research and development expenses were $241,356 and $321,490, respectively which represents a decrease of $80,134 or 25%. During each such period the Company continued research and development work on the Closed-Loop Waste Management System.

         General and administrative expenses primarily consist of general and administrative costs related to the salaries of the Company's administrative personnel and associated costs, including legal and consulting fees. General and administrative expenses for the three months ended June 30, 1999, increased by $108,973 or 60% to $290,370, from $181,397, for the three-month period ended
June 30, 1998. For the nine months ended June 30, 1999, general and administrative expenses increased by $351,512, or 65% to $894,537 from $543,025, for the nine-month period ended June 30, 1998. This is due to increased spending for legal and professional fees, salaries and travel.

         The Company's loss from operations for the three months ended June 30, 1999, increased by by $68,688, or 27% to $323,579 from $254,891 for the three-month period ended June 30, 1998. The Company's loss from operations for the nine months ended June 30, 1999, increased $271,378, or 31%. to $1,130,295 from $864,515 for the nine-month period ended June 30, 1998. This increase in loss from operations is mainly attributed to increased salaries, legal and professional fees, and travel, partially offset by reduced consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital needs have been to fund the design and development of its prototype Closed-Loop Waste Management System. The Company's primary sources of liquidity have been private placements of equity and debt securities and loans from officers/stockholders on an as-needed basis.

         Between October and December, 1995, the Company sold 100,000 shares of Common Stock for an aggregate of $10,000 or $.10 per share. Between January and March 1996, the Company sold 400,000 shares of Common Stock for an aggregate of $189,650, or approximately $.47 per share. Between April and June, 1996, the Company sold 40,000 shares of Common Stock for an aggregate of $35,000 or $.87 per share. Between July and September 1996, the Company sold 480,000 shares of Common Stock for an aggregate of $149,200, or approximately $.31 per share. Between June and September 1997, the Company sold 550,000 shares of Common Stock for an aggregate $337,926 or approximately $.614 per share. The figures in this paragraph do not give effect to the two-or-one forward stock split that was effected by the Company in May 1998.

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


                  PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.
                  ------------------
                  On March 16, 1999, EPTC and its management was named as defendant in a civil complaint filed in Los Angeles County by John Bird, former EPTC employee, and sons David Bird and Derek Bird, alleging, among other things, the existence of two separate stock option plans for the company, one written, approved by the shareholders and the company's Board of Directors and filed with the Securities and Exchange Commission, and a second "oral" stock option plan. EPTC considers this complaint to be totally without merit and intends to defend vigorously against the allegations therein contained.

Item 2.           Changes in Securities.
                  ----------------------
                  None.

Item 3.           Defaults Upon Senior Securities.
                  --------------------------------
                  None.

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ----------------------------------------------------
                  ANNUAL STOCKHOLDERS' MEETING

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

                                   SIGNATURE
                                   ---------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                                       ENVIRONMENTAL PRODUCTS &
                                                       TECHNOLOGIES CORPORATION


Dated:    August 12, 1999                          By: /s/Marvin Mears
      -----------------------                          -------------------------
                                                       Marvin Mears
                                                       Chief Executive Officer