Form 10KSB
period 1999-09-30
ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORP
filed 2000-03-16
CIK 1021710

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

         As of December 3, 1999, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $ 13,618,209 based upon the average closing bid and asked price of such stock on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                                   FORM 10-KSB
                  For the Fiscal Year Ended September 30, 1999



                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I.

Item  1.    Description of Business.......................................  3
Item  2.    Description of Property....................................... 18
Item  3.    Legal Proceedings............................................. 19
Item  4.    Submission of Matters to a Vote of Security Holders........... 19

PART II.

Item  5.    Market for Common Stock and Related Stockholder Matters....... 19
Item  6.    Management's Discussion and Analysis or Plan of Operation..... 19
Item  7.    Financial Statements.......................................F1-F29
Item  8.    Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure.................. 23

PART III.

Item  9.    Directors, Executive Officers, Promoters and Control Persons;  24
                     Compliance with Section 16(a) of the Exchange Act....
Item 10.             Executive Compensation............................... 25
Item 11.             Security Ownership of Certain Beneficial Owners and
                     Management........................................... 26
Item 12.             Certain Relationships and Related Transactions....... 26


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

         EPTC has identified large dairies (1,000 or more head) as a primary target for its products and services based upon the potential for immediate environmental impact and marketing economies of scale. EPTC intends to market an extent-pathogen-free, weed seed free, pasteurized, nutrient-rich by- product of the waste management process. Biolite(TM) is to be sold in bulk as an organic soil amendment, potting soil or agricultural soil where the grower desires to restore organic matter to cropland. Additionally, EPTC's Closed-loop Waste Management System is designed to utilize methane from the wastestream to power an engine in a cogeneration system. Power produced from the cogeneration will be supplied to the producer of the wastestream, with excess power sold back to the power company.

BACKGROUND

         In November 1994, the Company became involved in odor control from animal factories producing food for human consumption. In the hog industry in
North Carolina, certain farmers were involved in court proceedings over odor control threatening closure of their farms. The Company succeeded in demonstrating to the court, the plaintiffs, and the defendants in the court actions, that an odor solution existed. The Company came to conclude, however, that farmers that were not engaged in legal proceedings, would not spend money to solve their odor problems.

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

         The Waste Separator. The purpose of the waste separator is to separate the liquids from the solids which then takes them up through a set of rollers and basically squeezes the moisture out of the solids. The moisture then goes through a belt and goes into a large tank at the bottom where the moisture is then pumped into the anaerobic digester. The solids go into the bio-reactor.

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

         The Technology. The Company relies, among other things, on technology that was designed by Lifeline Enterprises L.L.C., a Utah limited liability company ("Lifeline"). Pursuant to a restated letter of understanding dated May 18, 1998, Lifeline agreed to transfer to the Company all rights, title and interest in and to the anaerobic digester, the bio-reactor and the biologicals used therewith. Patents are currently pending on the co-generation technology and the bio-reactor. There can be no assurance that a patent will be issued on the co-generation technology, that such product does not or will not infringe on the intellectual property rights of others or that if a patent is issued that it will not be invalidated later. In consideration for this transfer, the Company issued 100,000 shares of Common Stock to Lifeline and has agreed to issue an additional 50,000 shares of Common Stock upon assignment to the Company of all patents to the bio-reactor.

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

THE COMPANY'S STRATEGY

         EPTC began marketing its Closed-Loop Waste Management Systems in October 1999. These efforts are currently focused on large dairies milking approximately one thousand cows. These large dairies are concentrated in the western states of Arizona, California, Idaho, New Mexico, Oregon, and Washington. Wisconsin, based on the large number of dairies located there, represents an additional area of focus. EPTC will sell directly to the largest customers with its own trained and managed sales engineers. Sales engineers and/or regional managers have been selected for Central and Southern California, Idaho, Oregon, Washington and Wisconsin. Additionally, a regional manager has been selected to address the waste management needs for swine farmers in North Carolina and Utah.

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

         EPTC has established a website: I-C-A-N.COM (Integrated Compliance Assistance Network) as a single source for information, resources, education and products concerning the issues of compliance; federal, state and local permitting requirements, sources of financial assistance, current and alternative practices, and step-by-step guidance.

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

         EPTC's initial target markets will be dairies and large-scale hog production facilities. Processed animal manure and slaughterhouse waste will be converted to environmentally-friendly soil amendments.

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

COMPETITION

         The Company will directly and indirectly compete with other businesses, including businesses in the solid waste collection and disposal business, including Bion Environmental Technologies, Inc. and Thermo Tech Technologies Inc., both of which companies engage in organic waste conversion. In many cases, these potential competitors are larger and more firmly established than the Company. In addition, many of such potential competitors have greater marketing and development budgets and greater capital resources than the Company. Accordingly, there can be no assurance that the Company will be able to achieve and maintain a competitive position in the businesses in which it will compete.

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

DIATOMACEOUS EARTH

         In conjunction with its waste management efforts, the Company has also resolved to develop a non-toxic, environmentally friendly insecticide and application system. In connection with such effort, the Company recently acquired four diatomaceous earth ("DE") claims in Eastern Oregon for an aggregate of $40,000. Each claim is comprised of 160 acres and will provide the Company a long-term supply of DE, which is a basic insecticide ingredient. DE is a component of the Company's waste management system in that it will be used to filter out hazardous elements in the waste stream processing. In addition, DE provides water retention and insecticide capability when mixed into the soil amendment.

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

         In the year 2000, Enviornmental Products & Technolgy, Inc. took back National D.E. Systems, Inc.

PERSONNEL

         As of September 30, 1999, the Company employed eight people on a full-time basis. In addition the Company utilizes on a regular basis the services of 14 consultants and part-time employees. The Company believes that its future success will depend, in part, on its ability to continue to attract, hire and retain qualified personnel. The competition for such personnel is intense and no assurance can be given that the Company will be successful in attracting such personnel, particularly considering the low unemployment rate currently being experienced across the United States. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

RISK FACTORS

         In addition to the other information contained in this report, you should carefully consider the following risk factors in evaluating the Company.

         Accumulated Deficit; History of Operating Losses; Expectation of Future Losses. The Company has experienced significant operating losses since its inception. At September 30, 1999, the Company had an accumulated deficit of approximately $8,637,000. The Company incurred an operating loss of approximately $(388,000) for the fiscal year ended September 30, 1997, and incurred an operating loss of approximately $(1,409,000) for the fiscal year ended September 30, 1998. Such losses have resulted principally from no revenues from operations and costs associated with the acquisition of the Company's technologies and general and administrative expenses. The Company has generated no revenues from operations and incurred increased losses to date and expects that it will continue to incur losses until such time, if ever, as revenues from product sales are sufficient to fund its continuing operations. The Company's profitability will depend on its ability to commercialize its waste management system. There can be no assurance that the Company will ever generate sufficient revenues to achieve profitability. See "Management's Discussion and Analysis or Plan of Operations."

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

    $ Capmtal Intensive Business; Need for Additional Financing. The Company's business is capital intensive. Developments in the Company's business and possmble expension into othev markets could mndicate that the Compan} should expand$its busmness at a fastev rate tlan that$currently planned for. Moreovev, there can be no aswurance that tle Company will not encounter$ unforeween difficulties that may deplete its catital vesources more $rapidly$ than enticipated, whmch would require that the Company seek additional funds$through equity, debt or other$external financing. In any event, it is likely that the Company will attempt to raise additional capital to meet its obligations and to accelerate its growth. There can be no assurance that any additional capital resources which the Company may need will be available to the Company if and when required, or on terms that will be acceptable to the Company. If additional financing is required, or desired, the Company may be required to forgo a substantial interest in its future revenues or dilute the equity interests of existing stockholders, and a change in control of the Company may result. Further, if the Company is unable to obtain necessary financing, it may be required to significantly curtail its activities or cease operations. See "Management's Discussion and Analysis or Plan of Operations."

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

         Uncertain Market Acceptance of the Company's Products. Through September 30, 1999, the Company has had no sales of its waste management system. There can be no assurance that significant, or any, sales will occur or that the Company's waste management system will obtain broad, or even limited, market acceptance. The decision by a potential customer to utilize the Company's waste management system is, among other things, technical in nature, requiring the customer to make an evaluation as to whether changes in its capital equipment or operating procedures will be required in order to realize the performance benefits of the Company's products. There can be no assurance that potential customers will choose to change their equipment or established procedures or be willing to incur any necessary costs to make such changes or that the benefits derived from utilizing the Company's waste management system will outweigh the costs incurred to make such changes.

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

         Dr. Connelly Hansen, Phd., of Utah State University, who has one of our digesters, has tested the results and has found them to be in very good shape.

         The company has three sites where company digesters have been put to work, and all have been successful . As of this date there have been no sales.

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

         Risks Inherent in International Operations. The Company intends to market its products and services internationally and plans to seek opportunities overseas, either independently or through joint ventures or other collaborative arrangements with strategic partners. To the extent that the Company operates its business overseas and/or sells its products in foreign markets, it will be subject to all of the risks inherent in international operations and transactions, including the burdens of complying with a wide variety of foreign laws and regulations, exposure to fluctuations in currency exchange rates and tariff regulations, potential economic instability and export license requirements. In addition, international environmental regulations and enforcement of such regulations vary by country and are subject to changes which may adversely affect the Company's operations.

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

         Dependence on Patents and Proprietary Technology. The Company's success will depend, in part, on its ability to maintain protection for its products and processes under United States and foreign patent laws, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. Currently, a portion of the Company's technology for its waste management system is licensed from third parties and the Company has not obtained indemnification from the licensors of such technology. Accordingly, if the technology licensed by such licensors to the Company infringes the rights of third parties, the Company could be held liable for damages to such third party and could not seek reimbursement from the licensor. The Company does not maintain any insurance to protect against such occurrence and, if such a claim were made against the Company it could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not possess any patents but does have applications pending. There can be no assurance that any issued patents will afford adequate protection to the Company or not be challenged, invalidated, infringed or circumvented or that any rights thereunder will afford competitive advantages to the Company. Furthermore, there can be no assurance that others have not independently developed, or will not independently develop, similar products and technologies or otherwise duplicate any of the Company's products and technologies.

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

         Control by Existing Management. The Company's executive officers and directors currently beneficially own approximately 41.59% of the outstanding shares of Common Stock. These persons, if acting in concert, will have significant voting power with respect to the election of directors and, in general, the outcome of any other matter submitted to a vote of stockholders.

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

         Outstanding Warrants and Options. Exercise of Registration Rights. The Company has outstanding (i) warrants to purchase an aggregate of 25,000 shares of Common stock at an exercise price of $2.00 per share; (ii) warrants sold in a private placement (the "Private Placement Warrants") to purchase 25,000 shares of Common Stock at an exercise price of $3.875 per share; and (iii) options to purchase an aggregate of 330,000 shares of Common Stock granted under the Company's 1996 Stock Option Plan at an exercise price of $.1875 per share, except that option holders representing 280,000 shares have signed agreements to not exercise their options prior to July 15, 1999. The Company has reserved an aggregate of 400,000 shares of Common Stock for issuance under its stock option plan. Holders of such warrants and options are likely to exercise them when, in all likelihood, the Company could obtain additional capital on terms more favorable than those provided by such warrants and options. Further, while these warrants and options are outstanding, the Company's ability to obtain additional financing on favorable terms may be adversely affected.

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

         Risks Associated with Forward-Looking Statements Included in this Report. This Report contains certain forward-looking statements regarding the plans and objectives of management for future operations. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the Company's ability to successfully integrate the various technologies it has licensed, the Company's ability to market successfully its waste management system and insecticide products, increased governmental regulation of livestock and poultry operations and that there will be no unanticipated material adverse change in the Company's business. Assumptions relating to the foregoing, among others, involve judgments with respect to, among other things, future economic, competitive, regulatory and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Prospectus will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of the Company's early stage operations, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Item 2.           DESCRIPTION OF PROPERTY

FACILITIES

         The Company's facilities are located at 5380 North Sterling Center Drive, Westlake Village, California and presently consist of approximately 3,150 sq. ft. The Company believes that these facilities will meet the Company's needs. The Company leases this facility under a lease that expires on December 31, 1999. The base rent for the leased premises is $2,520 per month. The Company has the option to extend the lease for an additional two-year period on the same terms and conditions except that the monthly rental payment for the first year of any such extension would be $2,674 and $2,754 for the second year.The company has extended the lease.

Item 3.  LEGAL PROCEEDINGS

         The Company has been served in legal proceedings by a former employer, John Bird.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fiscal year ended September 30, 1999.

                                    PART II.

Item 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the OTC Bulletin Board under the symbol EPTC. The following table sets forth the range of high and low bid quotation per share for the Common Stock as reported by the OTC Bulletin Board during the calendar years indicated. The bid price reflects inter-dealer prices and does not include retail mark-up, markdown, or commission. The Company effected a 2 for 1 forward stock split that became effective on May 12, 1998. The following table does not give effect to such stock split except as indicated. According to records of the Company's transfer agent, as of December 3, 1999, the Company had approximately 449 stockholders of record.

                                                      HIGH          LOW
                                                    -------       -------
1997

  First Quarter.......................................4.25         1.875
  Second Quarter.................................... 2.125         0.563
  Third Quarter......................................3.188         0.625
  Fourth Quarter.....................................4.188         1.000

1998

  First Quarter.....................................10.375         2.313
  Second Quarter....................................13.000         7.625
  Second Quarter (after May 11, 1998)...........     9.125         7.250
  Third Quarter..................................... 7.563         4.375
  Fourth Quarter.................................... 5.625          3.00

1999

  First Quarter..................................... 5.750          3.00
  Second Quarter....................................10.250         3.125
  Third Quarter.....................................10.125          5.00
  Fourth Quarter.................................... 8.250          2.50


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

Item 6.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The company was incorporated in 1983 as CCRS, III, Inc. In 1989, the Company changed its name to Central Corporate Reports Services, Inc., merged with Information Bureau Inc. and operated in the financial public relations business until March 1990 when the Company became inactive. In 1990 the Company changed its name back to Combined Assets, Inc. and in 1991 changed its name to ACP International, Inc. and in 1994 changed its name back to Combined Assets, Inc. In January 1995, the Company's name was changed to Environmental Products & Technologies Corporation.

         At the end of 1995, the Company commenced development of a waste management system to control odors and solid stream waste in the farming industry. In addition, the company is developing organic based insecticides for agricultural, commercial and residential use.

         The Company is currently in the development stage of operations and, to this time, has devoted its time to rising capital, product and supplier development and marketing future products. No product has been assembled manufactured or marketed at this time, except that the Company has assembled a prototype Closed- Loop Waste Management System or demonstration purpose and three prototype systems for operation by various universities.

         The Company has projected expense of $ 850,000 through June 2000. As of September 30,1999, the Company had approximately $ 174,000 of cash and cash equivalents. The Company is in the process of raising additional funds which will allow the Company to operate even is the Company generates no revenue during this period.

         The Company intends to continue product development with the test of three full-scale systems to be operated at Utah State University, Cal Poly - Pomona and the University of Wisconsin. The portable units will be employed for continued demonstrations and sales activity. The goal of such tests is to refine the process from a batch load to a continuous feed system. At the same time the development of an input/ feed conveyor system and a variable discharge rate screw mechanism to load the bioreactor needs to be completed. In addition, a solid waste process will also need to be developed.

RESULTS OF OPERATION

FISCAL YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1998

         The Company generated no revenue for this Fiscal year ended September 30, 1999 ("Fiscal 1999") and for the fiscal year ended September 30, 1998 ("Fiscal 1998").

         Research and development expenses for Fiscal 1999 decreased by $29,782, to $355,580 from $385,362 or Fiscal 1998. This decrease in research and development expenses for Fiscal 1999 reflects expenses associated with the research, design and development of the Company's Closed -Loop Waste Management System.

         General and administrative expenses for Fiscal 1999 increased by $209,642, or approximately 20%, to $1,232,906, from $1,023,264 for Fiscal 1998.
This increase in general and administrative expenses was primarily the result of the increased salaries and rental expense which was partially offset by decreased consulting and other expenses.

         Interest expense for Fiscal 1999 was $-0- compared to $5,003 for Fiscal 1998. Interest expense for Fiscal 1998 related to the note payable to Ronald Knudsen, formerly the Director of Product Development of the Company.

FISCAL YEAR ENDED SEPTEMBER 30,1998 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30,1997

         The Company recognized no revenue for the twelvemonths ended September 30,1998 ("Fiscal 1998") and for the twelve months ended September 30,1997 ("Fiscal 1997"). During each of the Fiscal 1998 and Fiscal 1997, the Company's efforts were directed at researching, designing, developing and testing its Closed-Loop Waste Management System.

         Research and development expenses primarily consist of the cost of personnel and equipment needed to conduct the Company's research and development efforts. Research and development expense for Fiscal 1998 increased $316,124, or approximately 457%, to $385,362 from $69,238 for Fiscal 1997. This increase in research and development expenses reflects additional expenses associated with the design, development and testing of prototype systems, the increase in personnel and purchase of components for the Company's currently operating prototype waste management systems.

         General and administrative expenses primarily consist of general administrative costs related to the salaries of the Company's administrative personnel and associated costs, including legal and consulting fees. General and administrative expenses for Fiscal 1998 increased by $704,120, or approximately 221%, to $1,023,264 from $319,144 for Fiscal 1997.

LIQUIDTY AND CAPITAL RESOURCES

         The Company's primary capital needs have been to fund the design and development of its prototype Closed-Loop Waste Management System. The Company's primary sources of liquidity have been private placements of equity and debt securities and loans from officers/ stockholders on an as needed basis.

         Between October and December 1995, the Company sold 100,000 shares of Common Stock for an aggregate of $10,000, or $.10 per share. Between January and March1996, the Company sold 400,000 shares of Common Stock for an aggregate of $189,650, or approximately $.47 per share. Between April and June 1996, the Company sold 40,000 shares of Common Stock for an aggregate of $35,000, or $.87 per share. Between July and September 1996, the Company sold 480,000 shares of Common Stock for an aggregate of $149,200, or approximately $.31 per share. Between June and September 1997, the Company sold 550,000 shares of Common Stock for an aggregate of $337,925, or approximately $.614 per share. The figures in the paragraph do not give effect to the two-for-one forward stock split that was effected by the Company in May 1998.

         In April 1998, the Company sold 3,000 shares of Series A preferred Stock together with warrants (the "Private Placement Warrants") to purchase 300,000 shares of Common Stock (the "1998 Private Placement") for gross proceeds of $3,000,000. The net proceeds to the Company of approximately $2,675,000 will be used for continue research and development, working capital and general corporate purpose. The Private Placement Warrants have an initial exercise price of $3.875 per share. Private Placement Warrants expire on March 31,2003. The Private Placement Warrants contain provisions for the adjustment of the exercise price and the aggregate number of shares issuable upon exercise under certain circumstances, including without limitation, stock dividends, stock splits, reorganization, reclassification, consolidations, certain dilutive sales of securities for which the Private Placements Warrants are exercise able below the then existing Market Price (as defined) and failure to maintain a sufficient number of authorized shares of Common Stock for issuance and delivery upon exercise of the Private Placement Warrants.

         The Company also has commitments under (I) an employment agreement with Marvin Mears, the Company's President and Chief Executive Officer; (ii) a consulting agreement with Strategic Planning Consultants, Inc., a consultant of the Company; and (iii) an officer lease that expires December 31,1999.

         Based on its current operating plan, the Company anticipates that additional financing will be required to finance its operations and capital expenditures. The Company's currently anticipates levels of revenues and cash flow are subject to any uncertainties and cannot be assured. Further, the Company's business plan may change, or unforeseen events may occur, requiring the Company to raise additional funds. The amount of funds required by the Company will depend upon many factors, including without limitations, the extent and timing of sales of the Company's waste management system, future product cost, the timing and cost associated with the establishment and / or expansion, as appropriate, of the Company's manufacturing, development, engineering and customer support capabilities, the timing and cost of the Company's product development and enhancement activities and the Company's operating results. Until the Company generates cash flow from operations, which will be sufficient to satisfy its cash requirements, the Company will need to seek alternative means for financing its operations and capital expenditures and / or postpone or eliminate certain investments or expenditures. Potential alternative means for financing may include leasing capital equipment, obtaining a line of credit, or obtaining additional, or available on acceptable terms. The inability to obtain additional financing or generate sufficient cash form operations could require the Company to reduce or eliminate expenditures for capital equipment, research and development, production or marketing of its product, or otherwise curtail or discontinue its operations, which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, if the Company raises funds through the sale of additional equity securities, the Common Stock currently outstanding may be further diluted.

INFLATION

         Although certain of the Company's expenses increase with general inflation in the economy, inflation has not had a material impact on the Company's financial results to date.

YEAR 2000 COMPLIANCE

         We have completed a comprehensive review of our computer systems to identify all software applications that could be affected by the inability of many existing computer systems to process time-sensitive data accurately beyond the year 1999 (referred to as the "Year 2000" issue). We are also continuing to monitor our computer systems and we are monitoring the adequacy of the processes and progress of third-party vendors of systems that may be affected by the Year 2000 issue. We are dependent on third-party computer systems applications, particularly with respect to such critical tasks as accounting, billing and buying. We also rely on our own computer systems. EPTC expects to its complete its Year 2000 compliance program by mid-1999 and anticipates that its total expenditures on such programs will not exceed $20,000. However, we may experience cost overturns or delays, in the future, which could have material adverse effect on our business, results of operations and financial condition. While we believe our procedures are designed to be successful, because of the complexity of the Year 2000 issue and the interdependence of organizations using computer systems, our efforts, or those of third-parties with whom we interact, may not be satisfactorily completed in a timely fashion. If we fail to satisfactorily address the Year 2000 issue, then our business, results of operations and financial condition could be materially adversely affected.

Item 7.  FINANCIAL STATEMENTS





                            ENVIRONMENTAL PRODUCTS &
                            TECHNOLOGIES CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED

                           SEPTEMBER 30, 1999 AND 1998
















Environmental Products & Technologies Sep99 Aud     #2403
released
         ------------------------

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                                              September 30, 1999

--------------------------------------------------------------------------------

                                                                            Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                   1

FINANCIAL STATEMENTS

     Balance Sheet                                                 2 - 3

     Statements of Operations                                        4

     Statements of Comprehensive Loss                                5

     Statements of Shareholders' Equity                            6 - 9

     Statements of Cash Flows                                     10 - 12

     Notes to Financial Statements                                13 - 29

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Environmental Products & Technologies Corporation

We have audited the accompanying balance sheet of Environmental Products & Technologies Corporation (a development stage company) as of September 30, 1999, and the related statements of operations, comprehensive loss, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Environmental Products & Technologies Corporation for the year ended September 30, 1998 were audited by other auditors whose report dated October 30, 1998 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Products & Technologies Corporation as of September 30, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of $2,254,653 during the year ended September 30, 1999, and it had negative cash flows from operations of $1,432,061. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
December 3, 1999

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                   BALANCE SHEET
                                                              September 30, 1999

--------------------------------------------------------------------------------

                                     ASSETS

Current assets

     Cash                                                       $        105,058
     Marketable securities                                                69,343
     Current portion of notes receivable,
       net of allowance of $200,000                                       14,296
     Current portion of notes receivable -
       related parties, net of allowance
       of $244,715                                                       187,401
     Interest receivable, net of allowance
       of $45,038                                                         16,575
     Prepaid and other assets                                             19,131
                                                                ----------------

              Total current assets                                       411,804

Property and equipment, net                                               43,790
Notes receivable, net of current portion                                   1,508
Notes receivable - related parties, net
   of current portion                                                     32,798
Other assets                                                               8,220
Investment in related party, net of allowance
   of $58,887                                                                  -
                                                                ----------------

                  Total assets                                  $        498,120
                                                                ================


   The accompanying notes are an integral part of these financial statements

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                       BALANCE SHEET (Continued)
                                                              September 30, 1999

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

     Accounts payable                                          $         16,297
     Accrued salaries                                                   151,000
     Due to officers                                                      8,950
                                                               ----------------

         Total current liabilities                                      176,247
                                                               ----------------

Commitments and contingencies

Shareholders' equity

     Series A convertible preferred stock,
         $0.01 par value 20,000,000 shares
         authorized 2,000 shares issued and outstanding                      20
     Common stock, $0.01 par value
         20,000,000 shares authorized
         8,814,921 shares issued and outstanding                         88,149
     Additional paid-in capital                                       8,568,842
     Other comprehensive loss                                           (54,968)
     Deficit accumulated prior to the
         development stage                                             (695,452)
     Deficit accumulated during the
         development stage                                           (7,584,718)
                                                               ----------------

              Total shareholders' equity                                321,873
                                                               ----------------

              Total liabilities and shareholders' equity       $        498,120
                                                               ================



   The accompanying notes are an integral part of these financial statements

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS

                             For the YearsEnded September 30, 1999 and 1998 and for the Period from October 1, 1995 (Inception) to September 30, 1999

--------------------------------------------------------------------------------

                                                                                                           For the
                                                                                                         Period from
                                                                                                         October 1,

                                                                                                            1995

                                                                       For the Years Ended             (Inception) to
                                                                             September 30,              September 30,
                                                                ---------------------------------
                                                                      1999              1998                  1999
                                                                      ----              ----                  ----
Operating expenses

   Selling, general, and administrative                         $      1,232,906  $     1,023,264  $      2,850,423
   Research and development                                              355,580          385,362           810,180
   Write-down of note receivable                                         200,000                -           200,000
   Write-down of note receivable - related party                         289,753                -           289,753
   Write-down of investment                                               58,887                -            58,887
                                                                ----------------  ---------------  ----------------

     Total operating expenses                                          2,137,126        1,408,626         4,209,243
                                                                ----------------  ---------------  ----------------

Loss from operations                                                  (2,137,126)      (1,408,626)       (4,209,243)
                                                                ----------------  ---------------  ----------------

Other income (expense)
   Interest income                                                        84,234           52,438           141,001
   Interest expense                                                            -           (5,003)          (23,313)
   Loss on sale of marketable securities                                (200,961)               -          (200,961)
                                                                ----------------  ---------------  ----------------

     Total other income (expense)                                       (116,727)          47,435           (83,273)
                                                                ----------------  ---------------  ----------------

Loss before extraordinary item                                        (2,253,853)      (1,361,191)       (4,292,516)
Extraordinary item

   Gain on extinguishment of debt                                              -           64,208            64,208
                                                                ----------------  ---------------  ----------------

Net loss before provision for income taxes                            (2,253,853)      (1,296,983)       (4,228,308)
Provision for income taxes                                                   800                -               800
                                                                ----------------  ---------------  ----------------

Net loss                                                              (2,254,653)      (1,296,983)       (4,229,108)
Preferred stock dividend                                                 (60,000)      (3,295,610)       (3,355,610)
                                                                ----------------  ---------------  ----------------

Net loss attributable to common shareholders                    $     (2,314,653) $    (4,592,593) $     (7,584,718)
                                                                ================  ===============  ================

Net loss per common share                                       $          (0.27) $         (0.56)
                                                                ================  ===============

Weighted-average common shares outstanding                             8,669,543        8,238,815
                                                                ================  ===============

   The accompanying notes are an integral part of these financial statements

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS

                             For the YearsEnded September 30, 1999 and 1998 and for the Period from October 1, 1995 (Inception) to September 30, 1999

--------------------------------------------------------------------------------

                                                                                                            For the
                                                                                                         Period from
                                                                                                         October 1,

                                                                                                            1995

                                                                       For the Years Ended             (Inception) to
                                                                             September 30,              September 30,
                                                                ---------------------------------
                                                                      1999              1998                  1999
                                                                ----------------  ---------------         ----------


Net loss attributable to common shareholders                    $     (2,314,653) $    (4,592,593) $     (7,584,718)

Other comprehensive loss, net of tax
   Unrealized holding loss on marketable securities                      (39,980)         (14,988)          (54,968)
                                                                ----------------  ---------------  ----------------

     Comprehensive loss                                         $     (2,354,633) $    (4,607,581) $     (7,639,686)
                                                                ================  ===============  ================


   The accompanying notes are an integral part of these financial statements.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF SHAREHOLDERS' EQUITY
           For the Period from October 1, 1995 (Inception) to September 30, 1999
--------------------------------------------------------------------------------

                      Convertible Preferred Stock                Common Stock
                        Shares            Amount           Shares            Amount
                    ----------------  ---------------  ----------------  ---------------
Balance,
   October 1,
   1995

   (Beginning of
   Development

   Stage)                   --     $       --         5,356,148           $   53,561
Common stock
   issued for
   cash                     --             --         3,140,000               31,400

Common stock

   cancelled                --             --          (889,000)              (8,890)
Executive
   compensation             --             --                --                   --

Stock options

   granted                  --             --                --                   --
Costs to raise
   capital                  --             --                --                   --
Net loss                    --             --                --                   --
                    ----------     ----------        ----------           ----------


                                                        Deficit             Deficit
                                           Other      Accumulated          Accumulated
                       Additional         Compre-     Prior to the         during the
                        Paid-In           hensive     Development          Development
                        Capital             Loss         Stage                Stage            Total
                    ----------------  ---------------  ----------------  ---------------  ------------
Balance,
   October 1,
   1995

   (Beginning of
   Development

   Stage)          $  646,525        $     --        $ (695,452)            $     --        $    4,634
Common stock
   issued for
   cash               690,375              --                --                   --           721,775

21,775

Common stock

   cancelled            8,890              --                --                   --                --
Executive
   compensation        18,460              --                --                   --            18,460
Stock options
   granted             54,450              --                --                   --            54,450
Costs to raise
   capital            (32,223)             --                --                   --           (32,223)
Net loss                   --              --                --             (677,472)         (677,472)
                   ----------        --------        ----------           ----------        ----------


   The accompanying notes are an integral part of these financial statements.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF SHAREHOLDERS' EQUITY
           For the Period from October 1, 1995 (Inception) to September 30, 1999
--------------------------------------------------------------------------------

                      Convertible Preferred Stock                Common Stock
                        Shares            Amount           Shares            Amount
                    ----------------  ---------------  ----------------  ---------------
Balance,
   September 30,
   1997                       -          $   -            7,607,148      $    76,071
Common stock
   issued for

   Cash                       -              -              300,000            3,000
   Research and
    development               -              -              100,000            1,000
Note payable                  -              -               10,000              100
Preferred stock
   issued for
   Cash                   3,000             30                    -                -
Costs to raise
   capital                    -              -                    -                -
Warrant
   transactions               -              -              570,000            5,700
Common stock
  redeemed                    -              -              (20,000)            (200)
Preferred stock
dividend                      -              -                    -                -


                                                        Deficit             Deficit
                                           Other      Accumulated          Accumulated
                       Additional         Compre-     Prior to the         during the
                        Paid-In           hensive     Development          Development
                        Capital             Loss         Stage                Stage           Total
                    ----------------  ---------------  ----------------  ---------------  ------------
Balance,
   September 30,
   1997            $  1,386,477          $   -          $  (695,452)     $  (677,472)   $    89,624
Common stock
   issued for

   Cash                  87,625              -                    -                -         90,625
   Research and
    development         130,250              -                    -                -        131,250
Note payable              9,900              -                    -                -         10,000
Preferred stock
   issued for
   Cash               2,999,970              -                    -                -      3,000,000
Costs to raise
   capital             (324,800)             -                    -                -       (324,800)
Warrant
   transactions          (5,700)             -                    -                -              -
Common stock
  redeemed               (5,500)             -                    -                -         (5,700)
Preferred stock
dividend              3,295,610              -                    -        (3,295,610)            -


   The accompanying notes are an integral part of these financial statements.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF SHAREHOLDERS' EQUITY
           For the Period from October 1, 1995 (Inception) to September 30, 1999
--------------------------------------------------------------------------------

                      Convertible Preferred Stock                Common Stock
                        Shares            Amount           Shares            Amount
                    ----------------  ---------------  ----------------  ---------------
Executive

   compensation               -              -                    -                -
Warrants granted              -              -                    -                -
Unjrealized loss
   on marketable
   securities                 -              -                    -                -
Net Loss             ----------     ----------           ----------       ----------

Balance,
   September 30,
   1998                   3,000             30            8,567,148           85,671
Common stock

   issued as a
   premium
   dividend upon
   conversion of
   preferred stock            -              -               15,484              155
Warrant

   exercised                  -              -              212,224            2,122
Common stock
   cancelled                  -              -             (248,000)          (2,480)
Preferred stock
   conversion            (1,000)           (10)             258,065            2,581


                                                        Deficit             Deficit
                                           Other      Accumulated          Accumulated
                       Additional         Compre-        Prior to the       during the
                        Paid-In           hensive        Development       Development
                        Capital             Loss           Stage              Stage          Total
                    ----------------  ---------------  ----------------  ---------------  ------------
Executive

   compensation      $    5,000     $        -           $        -       $        -       $  5,000
Warrants granted        356,856              -                    -                -        356,856
Unrealized loss
   on marketable
   securities                 -        (14,988)                   -                -        (14,988)
Net Loss                      -              -                    -       (1,296,983)    (1,296,983)
                     ----------     ----------           ----------       ----------     ----------

Balance,
   September 30,
   1998               7,935,688        (14,988)            (695,452)      (5,270,065)     2,040,884
Common stock

   issued as a
   premium
   dividend upon
   conversion of
   preferred stock       59,845              -                    -          (60,000)             -
Warrant

   exercised            530,690              -                    -                -        532,812
Common stock
   cancelled              2,480              -                    -                -              -
Preferred stock
   conversion            (2,571)             -                    -                -              -


   The accompanying notes are an integral part of these financial statements.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF SHAREHOLDERS' EQUITY
           For the Period from October 1, 1995 (Inception) to September 30, 1999
--------------------------------------------------------------------------------

                      Convertible Preferred Stock                Common Stock
                        Shares            Amount           Shares            Amount
                    ----------------  ---------------  ----------------  ---------------
Common stock
  issued as an

   investment                 -      $       -               10,000        $     100
Unrealized
   loss on
   marketable

   securities                 -              -                    -                -
Net loss                      -              -                    -                -
                      ---------      ---------            ---------        ---------
Balance,
   September 30,
   1999                   2,000      $      20            8,814,921        $  88,149
                      =========      =========            =========        =========


                                                           Deficit         Deficit
                                           Other         Accumulated      Accumulated
                       Additional         Compre-        Prior to the     during the
                        Paid-In           hensive        Development      Development
                        Capital             Loss            Stage            Stage          Total
                    ----------------  ---------------  --------------  ---------------  ------------
Common stock
  issued as an

   investment      $     42,710     $        -          $         -      $         -     $   42,810
Unrealized
   loss on
   marketable

   securities                 -        (39,980)                   -                -        (39,980)
Net loss                      -              -                    -       (2,254,653)    (2,254,653)
                    -----------     ----------          -----------      -----------     ----------
Balance,
   September 30,
   1999             $ 8,568,842     $  (54,968)         $  (695,452)     $(7,584,718)    $  321,873
                    ===========     ==========          ===========      ===========     ==========


   The accompanying notes are an integral part of these financial statements.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS

                                 For the Years Ended September 30, 1999 and 1998
       and for the Period from October 1, 1995 (Inception) to September 30, 1999
--------------------------------------------------------------------------------

                                                                                                           For the
                                                                                                         Period from

                                                                                                          October 1,
                                                                                                             1995

                                                                       For the Years Ended              (Inception) to
                                                                             September 30,              September 30,
                                                                      1999              1998                 1999
                                                                ----------------  ---------------        ----------
Cash flows from operating activities
   Net loss                                                     $     (2,254,653) $    (1,296,983) $     (4,229,108)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                                      34,776           18,457            53,233
       Loss on sale of marketable securities                             200,961                -           200,961
       Write-down of notes receivable                                    200,000                -           200,000
       Write-down of notes receivable - related party                    289,753                -           289,753
       Write-down of investment                                           58,887                -            58,887
       Loss on abandoned property and equipment                                -            1,093             1,093
       Write-down of mining rights                                             -           35,000            35,000
       Gain on extinguishment of debt                                          -          (64,208)          (64,208)
       Non-cash research and development                                       -          131,250           131,250
       Non-cash consulting fees                                                -          356,856           536,306
       Non-cash executive compensation                                         -            5,000            23,460
   (Increase) decrease in

     Interest receivable                                                 (60,167)           2,883           (61,613)
     Prepaid and other assets                                            (19,131)               -           (19,131)
     Other assets                                                         10,000          (12,520)           (3,220)
   Increase (decrease) in

     Accounts payable                                                      4,846           (5,933)           11,038
     Accrued salaries                                                    107,000           40,208           207,888
     Accrued interest                                                          -           (7,320)            7,320
     Settlement payable                                                        -          (17,005)           10,000
     Due to officers                                                      (4,333)               -            (4,333)
                                                                ----------------  ---------------  ----------------

         Net cash used in operating activities                        (1,432,061)        (813,222)       (2,615,424)
                                                                ----------------  ---------------  ----------------

   The accompanying notes are an integral part of these financial statements.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS

                                 For the Years Ended September 30, 1999 and 1998
       and for the Period from October 1, 1995 (Inception) to September 30, 1999
--------------------------------------------------------------------------------

                                                                                                            For the
                                                                                                        Period from

                                                                                                         October 1,
                                                                                                               1995

                                                                         For the Years Ended         (Inception) to
                                                                             September 30,            September 30,
                                                                         1999            1998                   1999
                                                                ----------------  ---------------        ----------
Cash flows from investing activities
   Investment in related party                                  $        (16,077) $             -  $        (16,077)
   Loans to related parties                                             (285,000)        (234,781)         (554,631)
   Loans to unrelated parties                                           (216,800)               -          (216,800)
   Purchase of property and equipment                                       (985)         (96,038)          (98,116)
   Purchase of mining rights                                                   -          (40,000)          (40,000)
   Purchase of marketable securities                                    (237,772)        (400,000)         (604,785)
   Proceeds from sale of marketable securities                           312,501                -           279,514
   Proceeds from loans                                                       996                -               996
                                                                ----------------  ---------------  ----------------

         Net cash used in investing activities                          (443,137)        (770,819)       (1,249,899)
                                                                ----------------  ---------------  ----------------

Cash flows from financing activities
   Proceeds from exercise of warrants                                    532,812                -           532,812
   Proceeds from sale of preferred stock                                       -        3,000,000         3,000,000
   Proceeds from sale of common stock                                          -           90,625           820,100
   Costs to raise capital                                                      -         (324,800)         (357,023)
   Common stock redeemed                                                       -           (5,700)           (5,700)
   Loan payments                                                               -                -           (22,000)
                                                                ----------------  ---------------  ----------------

         Net cash provided by financing activities                       532,812        2,760,125         3,968,189
                                                                ----------------  ---------------  ----------------

           Net increase (decrease) in cash                            (1,342,386)       1,176,084           102,866

Cash, beginning of year                                                1,447,444          271,360         1,449,636
                                                                ----------------  ---------------  ----------------

Cash, end of year                                               $        105,058  $     1,447,444  $      1,552,502
                                                                ================  ===============  ================


   The accompanying notes are an integral part of these financial statements.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS

                                 For the Years Ended September 30, 1999 and 1998
       and for the Period from October 1, 1995 (Inception) to September 30, 1999
--------------------------------------------------------------------------------


Supplemental disclosures of cash flow information
During the years ended September 30, 1999 and 1998 and the period from October 1, 1995 (inception) to September 30, 1999, the Company paid $800, $0, and $800, respectively, in income taxes.

During the years ended September 30, 1999 and 1998 and the period from October 1, 1995 (inception) to September 30, 1999, the Company paid interest of $0, $13,323, and $25,713, respectively.

Supplemental schedule of non-cash investing and financing activities During the year ended September 30, 1999, the Company completed the following transactions:

o converted 1,000 shares of Series A convertible preferred stock into 273,549 shares of common stock, including 15,484 shares issued as a premium/dividend.

o in accordance with a court order, cancelled 248,000 shares of common stock.

o in connection with the receipt of a note receivable from a related party, issued 10,000 shares of common stock valued at $42,810 as an investment.

During the year ended September 30, 1998, the Company completed the following transactions:

o

   issued 100,000 shares of common stock to Lifeline Enterprises for research and development services valued at $131,250.

o as part of the terms of a settlement of a note payable of $103,000, issued 10,000 shares of common stock to the holder of the note.

o issued 600,000 warrants to outside consultants for services valued at $356,856.

o 570,000 warrants were exercised into 570,000 shares of common stock.

o converted services provided by an officer valued at $5,000 into additional paid-in capital.

o recorded a preferred stock dividend of $3,295,610 to additional paid-in capital as a result of a below-market conversion feature on the preferred stock.

   The accompanying notes are an integral part of these financial statements.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 1999

--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS

         Environmental Products & Technologies Corporation (the "Company") was incorporated in 1983 in the State of Delaware as CCRS III, Inc. In 1989, the Company changed its name to Central Corporate Reports Service, Inc., merged with Information Bureau, Inc., and operated in the financial public relation business until March 1990 when the Company became inactive. In 1990, the Company changed its name to Combined Assets, Inc., in 1991, changed its name to ACP International, Inc., and in 1994, changed its name back to Combined Assets, Inc. In January 1995, the Company's name was changed to Environmental Products & Technologies Corporation. At the end of 1995, the Company commenced development of a waste management system to control odors and solid stream waste in the farming industry. In addition, the Company is developing organic based insecticides for agricultural, commercial, and residential use. The Company is currently in the development stage of operations, devoting its time to raising capital, product and supplier development, and marketing future products. No products have been manufactured or marketed at this time other than prototypes assembled for demonstration and testing purposes.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         ---------------------
         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, during the year ended September 30, 1999, the Company incurred a net loss of
         $2,254,653, and it had negative cash flows from operations of $1,432,061. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the Company achieving a level of sales adequate to support the Company's cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell its product. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

         Management plans to achieve a level of sales adequate to support the Company's cost structure and also plans to raise funds to finance its operations until its sales become adequate.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 1999

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Cash Equivalents

         ----------------
         For purposes of reporting cash flows, the Company considers all cash accounts not subject to withdrawal restrictions and certificates of deposits with original maturities of 90 days or less to be cash or cash equivalents.

         Property and Equipment

         ----------------------
         Property  and   equipment   are  stated  at  cost.   Depreciation   and
         amortization are recorded using the accelerated method over the estimated useful lives of five years. Additions, major renewals, and replacements that increase the useful life are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

         Income Taxes

         ------------
         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year which the differences are expected to be settled or realized.

         Research and Development Costs

         ------------------------------
         Research and development costs are charged to expense as incurred.

         Development Stage Enterprise

         ----------------------------
         The Company is a development stage company as defined in SFAS No. 7, "Accounting and Reporting by Development Stage Enterprises." The
         Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

         Loss per Share

         --------------
         The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 1999

--------------------------------------------------------------------------------
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Stock Options and Warrants

         --------------------------
         SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

         The Company applies SFAS No. 123 in accounting for transactions in which goods or services are received from non-employees in exchange for equity instruments, including stock options and warrants. Under SFAS No. 123, all transactions in which goods or services are received in exchange for equity instruments are recorded at the fair value of the goods or services received or the fair value of the equity instrument issued.

         Common Stock Split

         ------------------
         On April 20, 1998, the Board of Directors declared a two-for-one forward stock split to the holders of record on May 4, 1998. The effect of the stock split has been retroactively applied for all periods presented.

         Comprehensive Loss

         ------------------
         For the year ended September 30, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive loss and its components in a financial statement. Comprehensive loss as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive loss, which are excluded from net loss, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Total comprehensive loss is presented in the statement of comprehensive loss.

         Fair Value of Financial Instruments

         -----------------------------------
         The fair market value of the notes receivable approximates cost based on current borrowing rates. Equity securities held by the Company include available-for-sale securities, which are reported at fair value. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported net of any income tax effect as a separate component of shareholders' equity. At September 30, 1999, the Company had an unrealized loss of $60,517, and the accounts were adjusted to reflect the loss.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 1999

--------------------------------------------------------------------------------
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Reclassifications

         -----------------
         Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

         Estimates

         ---------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Recently Issued Accounting Pronouncements

         -----------------------------------------
         In October 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which is effective for financial statements with the first fiscal quarter beginning after December 15, 1998. The Company does not expect adoption of SFAS No. 134 to have a material effect, if any, on its financial position or results of operations.

         In February 1999, the FASB issued SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," which is effective for financial statements with fiscal years beginning February 1999. This statement is not applicable to the Company.

         In June 1999, the FASB issued SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." This statement is not applicable to the Company.

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.


NOTE 3 - CONCENTRATION OF CREDIT RISK

         The Company primarily transacts its business with two financial institutions and may maintain deposits in excess of federally insured limits. At September 30, 1999, uninsured portions of the balances held at these banks totaled $67,319. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 1999

--------------------------------------------------------------------------------
NOTE 4 - MARKETABLE SECURITIES

         As of September 30, 1999, the Company classified investments with a cost of $124,311 and market value of $69,343 as available-for-sale securities. The following marketable securities were included in the accompanying balance sheet as of September 30, 1999:

                  Equity securities

                      Aggregate cost                    $        124,311
                      Unrealized loss                            (54,968)
                                                        ----------------

                           Aggregate market value       $         69,343
                                                        ================


NOTE 5 - NOTES RECEIVABLE

         In December 1998, the Company loaned $200,000 to an unrelated third party. The note is unsecured and bears interest at 10% per annum with principal and interest due at maturity on February 7, 1999. The due date of the note was initially extended to November 25, 1999, and then to February 25, 2000, which was mutually agreed on by both parties. The note was fully reserved at September 30, 1999 since no payment has been received.

         The Company holds notes receivable of $8,300 and $8,500 from two employees, of which $323 and $674, respectively, of principal has been paid as of September 30, 1999, and the notes are due on October 15, 2000 and November 15, 2000, respectively. Interest is payable monthly on both notes at 9% per annum.

NOTE 6 - NOTES RECEIVABLE - RELATED PARTIES

         In October 1998, the Company loaned $185,000 to a company that is a supplier and whose owner is a shareholder of the Company. The shareholder pledged 705,873 shares of White Mountain Mining and Manufacturing stock owned by three officers of the shareholder company, a 71% interest, as collateral for the note. The note bears interest at 10% per annum with principal and interest due at maturity on June 15, 1999. Upon mutual agreement by both parties, the note was extended to March 15, 2000. In connection with the note, the Company agreed to provide up to $20,000 as working capital funds. At September 30, 1999, the Company had distributed $16,077. In addition, the Company issued 10,000 shares of common stock to the related party on January 22, 1999 as an investment. The shares had a market value of $42,810 on the date of issuance. The note and the investment were fully reserved at September 30, 1999 since no payment has been received.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 1999

--------------------------------------------------------------------------------
NOTE 6 - NOTES RECEIVABLE - RELATED PARTIES (Continued)

         In October 1998, the Company loaned $100,000 to a shareholder. The note is collateralized by 50,000 shares of the Company's stock owned by the shareholder, which had a market value of $159,350 at September 30, 1999. Interest accrues at 12% per year with principal and interest due at maturity on December 22, 1998. Upon mutual agreement by both parties, the note was initially extended to November 25, 1999, and then to February 25, 2000. A reserve for $31,575, including $11,250 of interest, was recorded at September 30, 1999 since no payment has been received.

         In September  1998, the Company loaned  $135,000 to a shareholder.  The note is collateralized by shares of publicly traded companies, including 60,000 shares of the Company's stock owned by the shareholder, which had a market value of $191,220 at September 30, 1999. Interest accrues at 12% per year with principal and interest due at maturity on December 17, 1998. The due date of the note was initially extended to November 25, 1999, and then to February 25, 2000, which was mutually agreed on by both parties. A reserve for $55,590, including $16,200 of interest, was recorded at September 30, 1999 since no payment has been received.

         The Company holds notes receivable from two officers/shareholders. Both notes bear interest at 9% per year. One note is for $12,116 and was due November 12, 1999, but has been extended to July 29, 2001. The second note is for $32,798 and is due July 29, 2001.

NOTE 7 - AMOUNTS DUE TO/FROM OFFICERS

         For the year ended September 30, 1999, the Company advanced $5,000 to an officer/shareholder. The Company owes $13,950 for expense reimbursements to two officers/shareholders, of which $13,283 is due to the same officer/shareholder for which the $5,000 advance was made, resulting in a net liability of $8,950.

NOTE 8 - PROPERTY AND EQUIPMENT

         Property  and  equipment  at  September  30,  1999   consisted  of  the
         following:

         Office equipment                                      $         30,495
         Computer equipment                                              64,796
         Leasehold improvements                                           1,732
                                                               ----------------

                                                                          97,023

         Less accumulated depreciation and amortization                  53,233
                                                               ----------------

             Total                                             $         43,790
                                                               ================


NOTE 9 - COMMITMENTS AND CONTINGENCIES

         Lease

         -----
         The Company leases its facilities under a two-year, non-cancelable, operating lease agreement entered into on January 1, 1998. The lease has an option to extend the term for an additional two years to expire on December 31, 2001, which was exercised by the Company during 1998. Future minimum lease payments were as follows:

                   Year Ending
                  September 30,

                  -------------
                      2000 $                                              31,626
                      2001                                                32,808
                      2002                                                 8,262
                                                                ----------------

                           Total                                $         72,696
                                                                ================

         Rent expense was $37,252 and $23,633 for the years ended September 30, 1999 and 1998, respectively.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 1999

--------------------------------------------------------------------------------
NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

         Employment Agreement

         --------------------
         The Company has entered into an employment contract with an executive officer which will expire in April 2002. The agreement provides for minimum salary levels, plus annual bonuses at the sole discretion of the Board of Directors. The aggregate commitment for future salaries at September 30, 1999 was as follows:

                   Year Ending
                  September 30,

                  -------------

                      2000 $                                             131,000
                      2001                                               155,000
                      2002                                                91,000
                                                                ----------------

                           Total                                $        377,000
                                                                ================

         Litigation

         ----------
         On May 13, 1999, the Company filed a lawsuit against a former Director of the Company, alleging that a third party failed to pay $210,000 for 150,000 shares of the Company's common stock issued on February 27, 1996. A judgement was made by the United States District Court in favor of the Company, finding that the Company is entitled to $500,500 in damages from the third party and the cancellation of 124,000 of the issued shares. As of September 30, 1999, the shares had been cancelled, and no damages had been collected from the third party. Management believes it is unlikely that any damages will be recovered from the third party in the future.

         On March 16, 1999, the Company was named as the defendant in a civil complaint filed by certain former employees. The lawsuit alleges the existence of two separate stock option plans for the Company, one written, approved by the shareholders and the Board of Directors and filed with the Securities and Exchange Commission, and a second "oral" stock option plan. Management believes it to be unlikely that the Company will be required to pay any damages regarding the complaint.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 1999

--------------------------------------------------------------------------------
NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

         Other Commitments and Contingencies

         -----------------------------------
         Pursuant to a revised letter of understanding dated May 18, 1998, Lifeline Enterprises ("Lifeline"), a Utah limited liability company, agreed to transfer to the Company all rights, title, and interest in and to an anaerobic digester, a bio-reactor, and the biologicals used therewith. In consideration for this transfer, the Company issued 100,000 shares of common stock to Lifeline and has agreed to issue an additional 50,000 shares of common stock upon assignment to the Company of all patents to the bio-reactor. In addition, the Company has agreed to issue to Lifeline an aggregate of 320,000 shares of common stock, payable 80,000 shares on each of October 15, 1999, 2000, 2001, and 2002. The value of the initial 100,000 shares on the date of issuance was $131,250 and was expensed as incurred as research and development.

NOTE 10 -SHAREHOLDERS' EQUITY

         Convertible Preferred Stock

         ---------------------------
         On March 31, 1998, the Company issued 3,000 shares of Series A convertible preferred stock and 300,000 warrants for $3,000,000. The holders of the Series A convertible preferred stock are not entitled to receive dividends and do not have voting rights. The preferred stock can be converted to common stock at a fixed or variable conversion price, whichever is more beneficial to the shareholder, at the option of the holder upon issuance. The preferred stock will automatically be converted to common stock two years from the issuance date. The fixed conversion price is $3.875 per share. The variable conversion price is 80% of the average of the five lowest closing market prices of the stock in the 15 trading days immediately before the conversion date. The number of common shares is determined by dividing $1,000 by the conversion price and multiplying the resulting amount by the number of preferred shares being converted. There is also a premium (dividend) that can be redeemed at the time of conversion by the Company in cash. If it is not redeemed in cash, it will add to the stated value of the preferred shares in arriving at the number of common shares to be issued. The premium is 6% (on an annualized basis) of the stated value of the preferred shares.

         In accordance with generally accepted accounting principles, the difference between the variable conversion price of $1.70 on the date of issuance and the Company's stock price on the date of issuance of the preferred stock of $5.031 is considered to be a dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize the return. In connection with the issuance of the preferred stock, the Company recorded a dividend of $2,948,810 in the accompanying statement of operations for the year ended September 30, 1998. On March 31, 1999, 1,000 shares of Series A preferred stock were converted into 273,549 shares of common stock, including 15,484 shares issued for the premium (dividend).

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 1999

--------------------------------------------------------------------------------
NOTE 10 -SHAREHOLDERS' EQUITY (Continued)

         Convertible Preferred Stock (Continued)
         ---------------------------
         The warrants issued in conjunction with the Series A preferred stock entitle the holder to purchase an equal number of shares of common stock at $3.875 per share. The warrants vest immediately and expire five years from the issue date. The difference between the exercise price of $3.875 and the Company's stock price on the date of grant of the warrants of $5.031 is considered to be a dividend. On June 20, 1999, 275,000 private placement warrants were exercised in exchange for 212,224 shares of common stock and cash of $532,812.

         Warrants

         --------
         In June 1995, the Board of Directors authorized the issuance of 1,200,000 warrants. These warrants entitled the holder to purchase an equal number of shares of common stock at $0.05 per share. The warrants authorized were issued for the Board-stated price of $200. In 1997, 600,000 warrants were cancelled. In April 1998, the 600,000 remaining warrants were exercised. In lieu of the $30,000 cash payment required, the shareholder forfeited 30,000 shares, and the shares were canceled by the Company.

         In January 1998, the Company issued 300,000 warrants to outside consultants for services rendered to the Company. The warrants entitle the holder to purchase an equal number of common shares at an exercise price of $2.00 per share. The exercise period terminates on January 21, 2001. The Company has recorded the services at the fair value of the warrant on the grant date using an option pricing model, which used the one-year United States Treasury rate of 5.45%, volatility of 225, a one-year expected life, and no expected dividends. At September 30, 1999, 300,000 warrants remain outstanding.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 1999

--------------------------------------------------------------------------------
NOTE 10 - SHAREHOLDERS' EQUITY (Continued)

         Warrants (Continued)
         --------
         The following summarizes the warrant transactions:


                                                                           Weighted-
                                                                            Average

                                                           Warrants        Exercise
                                                          Outstanding        Price
                                                       ---------------    ----------

            Outstanding, September 30, 1997                    600,000    $    0.05
                Granted                                        600,000    $  2.9375
                Exercised                                     (600,000)   $    0.05
                                                       ---------------

            Outstanding, September 30, 1998                    600,000    $  2.9375
                Exercised                                     (275,000)   $   3.875
                                                       ---------------

                     Outstanding, September 30, 1999           325,000    $  2.1442
                                                       ===============

                     Exercisable, September 30, 1999           325,000    $  2.1442
                                                       ===============

         Stock Options

         -------------
         In December 1995, the Board of Directors and the shareholders approved the 1996 Stock Option Plan (the "Plan"). The Plan provides for the granting of up to 800,000 non-qualified and/or incentive stock options. No options may be granted under the Plan after December 2005, and the Plan terminates September 30, 2006. All options granted under the Plan are immediately exercisable and shall be exercisable in whole or in part; however, they are not exercisable until a written stock option agreement is executed by both the Company and the optionee. Options granted to employees expire three months after the optionee ceases to be an employee of the Company. Incentive stock options expire 10 years from the grant date and are granted with an exercise price not less than the fair market value of the Company's stock on the date of grant. Incentive stock options granted to employees who own more that 10% of the Company's common stock expire five years from the date of grant and are granted with an exercise price not less than 110% of the fair market value of the Company's stock on the date of grant. Non-qualified stock options expire 10 years from the grant date and are granted with an exercise price of not less than 85% of the fair market value of the Company's stock on the date of grant.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 1999

--------------------------------------------------------------------------------
NOTE 10 - SHAREHOLDERS' EQUITY (Continued)

         Stock Options (Continued)
         -------------
         On July 29, 1997, the Company granted options to purchase 330,000 shares of the Company's common stock to certain employees. The option price was set at $0.1875 per share, the fair value of the underlying shares. Employees holding 280,000 of the options resigned from the Company during the year ended September 30, 1999, and all of the options had expired as of September 30, 1999. These options are the subject of current litigation between the Company and some former employees.

         The following summarizes the stock option transactions:


                                                                                    Weighted-
                                                                      Stock          Average
                                                                     Options        Exercise
                                                                    Outstanding       Price

                                                                    -----------       -----

                  Outstanding, September 30, 1997 and 1998              330,000    $  0.1875
                      Expired                                          (280,000)   $  0.1875
                                                                ---------------

                           Outstanding, September 30, 1999               50,000    $  0.1875
                                                                ===============

                           Exercisable, September 30, 1999               50,000    $  0.1875
                                                                ===============

         The  weighted-average   remaining   contractual  life  of  the  options
         outstanding at September 30, 1999 is seven years.

NOTE 11 - EXECUTIVE COMPENSATION

         An officer/shareholder of the Company devoted part of his time to the business for which he received no compensation. The fair value of that time has been estimated to be $5,000 for the year ended September 30, 1998. These amounts have been charged to income and recorded as additional paid-in capital.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 1999

--------------------------------------------------------------------------------
NOTE 12 - INCOME TAXES

         The components of the Company's net deferred taxes as of September 30, 1999 were as follows:

                  Deferred tax assets

                      Net operating loss carryforward      $      1,567,773
                      Write-down of assets                          219,456
                      Accrued salaries                               60,400
                      Mining rights                                  30,844
                                                           ----------------

                                                                       1,878,473

                  Valuation allowance                             1,878,473
                                                           ----------------

                           Net deferred taxes              $              -
                                                           ================

         The Company has established a valuation allowance based on a number of factors which impact the likelihood the deferred tax assets will be recovered, including the Company's history of operating losses. Based upon a weighting of all available evidence, management believes that there is no basis to project significant United States-sourced taxable income. Therefore, it is more likely than not that the deferred tax assets will not be realized, and a full valuation allowance has been established. The net change in the valuation allowance for the year ended September 30, 1999 was an increase of $898,081. No provision for income taxes for the year ended September 30, 1999 is required, except for minimum state taxes, since the Company incurred a loss during the year.

         As of September 30, 1999, the Company had a consolidated federal net operating loss carryforward of $3,651,794. This carryforward, if unused, begins to expire in 2003.

         Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following:


                                                                       1999               1998
                                                                 ------------       ----------

         Computed "expected" tax benefit                                34%             34.0%
         Increase in income taxes resulting from
             Change in the beginning-of-the-year balance
                  of the valuation allowance for deferred tax
                  assets allocated to income tax expense               (34.0)          (34.0)
                                                                 ------------       ----------

                               Total                                      -%                -%
                                                                 ============       ==========

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 1999

--------------------------------------------------------------------------------
NOTE 12 - INCOME TAXES (Continued)

         The overall effective tax rate differs from the federal statutory tax rate of 34% due to operating losses not providing benefit for income tax purposes.

         The components of the income tax benefit for the year ended September 30, 1999 were as follows:

                  Current

                      Federal                       $              -
                      State                                      800
                                                    ----------------

                                                                             800

                  Deferred

                      Federal                                      -
                      State                                        -
                                                    ----------------

                                                                   -
                                                    ----------------

                           Total                    $            800
                                                    ================


NOTE 13 - RELATED PARTY TRANSACTIONS

         For the year ended September 30, 1998, a corporation owned by an officer/shareholder advanced expenses on behalf of the Company in the amount of $48,132. These expenses were for research and development, travel and other operating expenses and have been reimbursed to the officer/shareholder.

         An officer of Strategic Planning Consultants, Inc. is a shareholder of the Company. Strategic Planning has rendered consulting services to the Company in the amount of $84,186 for 1998 and has a note receivable to the Company for $135,000.

         In May 1998, a shareholder of Lifeline Enterprises became an employee of the Company. Cash payments to Lifeline for research and development for the years ended September 30, 1999 and 1998 amounted to $149,029 and $168,211, respectively. In December 1997, $131,250 was charged to research and development for the fair market value of 100,000 shares of Company stock issued to Lifeline. In addition, the Company has committed to the issuance of an additional 370,000 shares of Company stock.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 1999

--------------------------------------------------------------------------------
NOTE 13 - RELATED PARTY TRANSACTIONS (Continued)

         The Company entered into an agreement on October 30, 1998 with a supplier and Company shareholder to purchase up to 5,000,000 tons of diatomaceous earth over a five-year period. The Company has a right, but not an obligation, to purchase a specified tonnage per year. In exchange for this right, the Company issued 10,000 shares of its stock valued at $42,810 to the supplier. In addition, the Company has loaned the supplier $185,000. The note had an original maturity date of June 15, 1999, which was extended to March 15, 2000, and bears interest at the rate of 10% per annum. The note is collateralized by a 71% interest in a mining company. The Company has also advanced $16,077 to the supplier as working capital.

NOTE 14 - EXTRAORDINARY ITEM

         The Company settled a note payable and accrued compensation which resulted in a gain on the extinguishment of debt of $64,208 for the year ended September 30, 1998. The gain will reduce the current year's net operation loss by the same amount. This extraordinary item amounted to a $0.007 gain per weighted-average common share for the year ended September 30, 1998.

NOTE 15 - MINING RIGHTS

         The Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The Company purchased mining rights for mineral deposits for $40,000. At September 30, 1998, a mining engineer was hired to evaluate the claims. His value for the rights was determined to be $5,000. The asset is not, at present, a working mine that would allow for the use of estimated future cash flows for valuation purposes. The Company has, at this time, accepted the engineer's value and has written down the mining rights to a carrying value of $5,000.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 1999

--------------------------------------------------------------------------------
NOTE 16 - RELATED ENTITIES

         The  Company  incorporated  14  companies  in  July  and  August  1998:
         Environmental Products & Technologies Corporation of Arizona, incorporated in the State of Arizona; California Environmental Products & Technologies, incorporated in the State of California; Environmental Products & Technologies Corporation of Illinois, incorporated in the State of Illinois; Environmental Products & Technologies Corporation of Iowa, incorporated in the State of Iowa; Environmental Products & Technologies Corporation of Missouri, incorporated in the State of Missouri; Environmental Products & Technologies Corporation of Nevada, incorporated in the State of Nevada; Environmental Products & Technologies Corporation of New Mexico, incorporated in the State of New Mexico; Environmental Products & Technologies Corporation of New York, incorporated in the State of New York; Environmental Products & Technologies Corporation of North Carolina, incorporated in the State of North Carolina; Environmental Products & Technologies Corporation of Oregon, incorporated in the State of Oregon; Animal Waste Management Corporation, incorporated in the State of Texas; Environmental Products & Technologies Corporation of Utah, incorporated in the State of Utah; Environmental Products & Technologies Corporation of Washington, incorporated in the State of Washington; and Environmental Products & Technologies Corporation of Wisconsin, incorporated in the State of Wisconsin.

         These corporations have filed articles of incorporation and bylaws in their states of incorporation. It is the intention of the Company that these entities will be wholly owned subsidiaries, but capital stock has not yet been issued. Neither bank accounts nor operations have been set up for any of the new entities. The expenses of incorporation of $8,933 have been expensed during the year ended September 30, 1998.

NOTE 17 - YEAR 2000 ISSUE

         The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the Issue.

         The Issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is dependent on computer processing in the conduct of its business activities.

         Based on the review of the computer systems, management does not believe the cost of implementation will be material to the Company's financial position and results of operations.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 1999

--------------------------------------------------------------------------------
NOTE 18 - SUBSEQUENT EVENT

         Subsequent to September 30, 1999 and pursuant to a revised letter of understanding dated May 18, 1998, the Company issued 80,000 shares of common stock to Lifeline. These shares were subsequently returned by Lifeline to the Company.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

                  None.

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

The directors and executive officers of the Company are as follows:

NAME                    AGE              POSITION
----                    ---              --------
Marvin Mears..........  65       President, Chief Executive Officer and Director
Joel G. Wadman........  39       Chief Financial Officer and Secretary

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

                               ANNUAL COMPENSATION

                             ----------------------

NAME AND PRINCIPAL POSITION            YEAR    SALARY    BONUS       ALL OTHER
                                                                    COMPENSATION

---------------------------            ----    ------    -----      ------------
Marvin Mears, President and CEO        1997     -0-       -0-          -0-
                                       1998     -0-       -0-          -0-
                                       1999     -0-       -0-          -0-

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

         Pursuant to a letter agreement (the "SPC Agreement") dated January 22, 1998, the Company retained the services of Strategic Planning Consultants, Inc. ("SPC") pursuant to which SPC has agreed to provide the Company with general business consulting services, including without limitation, strategic planning and analyzing the Company's capital structure. The SPC Agreement is for a period of 360 days from January 22, 1998. In consideration for entering into the SPC Agreement, the Company agreed to provide to the principals of SPC warrants to purchase 300,000 shares of the Company's Common Stock at an exercise price of $2.00 per share, the underlying shares of which are being registered under the Registration Statement of which this Prospectus is a part. In addition, the Company has agreed to pay SPC $3,000 per month for a period of 24 months and to reimburse SPC for pre-approved expenses. SPC's services include consulting to management on strategic planning, acquisitions, corporate structure and management compensation. This contract is expired.

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

                                      SHARES BENEFICIALLY
                                             OWNED
                                    (INCLUDES EXERCISABLE
                                          OPTIONS)(2)
                                   -----------------------
NAME AND ADDRESS(1)                         NUMBER                     PERCENT
-------------------                       ----------                  ---------

Marvin Mears............................... 3,607,212                   40.92%
Morris L. Lerner..............................562,000                    6.38%
Joel G. Wadman.................................58,600                    0.66%
All directors and executive officers of the
Company as a group (2 persons)..............3,665,812                   41.59%


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

Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has an employment agreement with Marvin Mears. See "Management -- Employment and Consulting Agreements."

         On November 13, 1997, Morris Lerner, formerly a director and secretary of the Company, borrowed $12,115.88 from the Company (the "Lerner Note"). The Lerner Note bears interest at the rate of 9% per annum and matures on July 29, 2001.

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

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on December __, 1999.

                       ENVIRONMENTAL PRODUCTS &
                       TECHNOLOGIES CORPORATION



                       /s/    Marvin Mears

                       -------------------
                       By:    Marvin Mears

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