Form 10KSB
period 1999-12-31
ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORP
filed 2000-03-24
CIK 1021710

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.20549

                                   FORM 10QSB

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1999 or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from October 1, 1999 to December 31, 1999

                        Commission File Number 000-24877

               ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             77-0096608
          --------                                             ----------
(State or other jurisdiction of                             (I.R.S. employer
Incorporation or Organization)                             Identification No.)

                        5380 NORTH STERLING CENTER DRIVE
                           WESTLAKE VILLAGE, CA 91361
--------------------------------------------------------------------------------
          (Address of principal executive offices including zip code)

                                 (818) 865-2205
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 13(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X}    No [ ]

the number of shares outstanding of the Issuer's Common Stock, par value $0.01 per share, as of December 31, 1999, was 8,894,959.
+

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                Table of Contents

                                                               PAGE
                                                               ====
Item 1  Financial Statements

Balance sheet at December 31, 1999 (unaudited)                 1

Statement of Stockholders' Equity                              2

Statements of Operations for the three months ended
December 31, 1999 and 1998 (unaudited)                         3

Statements of comprehensive loss                               4

Statements of Cash Flows for the three months ended
December 31, 1999 and 1998 (unaudited)                         5-6

Notes to Financial Statements (unaudited)                      7-9

Item 2  Management's Discussion and Analysis of Plan
  of Operations                                                10

General                                                        10

Results of Operations                                          10

Liquidity and Capital Resources                                11

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31, 1999

                 ENVIRONMENTAL PRODUCTS TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                             ASSETS

                                                               DECEMBER 31,  SEPTEMBER 30,
                                                                  1999           1999
                                                               (Unaudited)     (Audited)
                                                               -----------   ------------
CURRENT ASSETS
               Cash                                            $     8,332    $   105,058
               Marketable securities                                69,329         69,343
               Notes receivable                                     13,093         14,296
               Notes receivable, related parties                   187,401        187,401
               Interest receivable                                  35,087         16,575
               Other                                                19,131         19,131
                                                               -----------   ------------
                    Total current assets                           332,373        411,804
                                                               -----------   ------------

EQUIPMENT                                                           35,096         43,790
                                                               -----------   ------------

OTHER ASSETS
               Notes receivable                                      1,297          1,508
               Notes receivable, related parties                    32,798         32,798
               Deposits                                              3,220          3,220
               Mining rights                                         5,000          5,000
                                                               -----------   ------------
                    Total other assets                              42,315         42,526
                                                               -----------   ------------

TOTAL ASSETS                                                   $   409,784    $   498,120
                                                               ===========    ===========

                            LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES

               Accounts payable                                $   161,849   $     16,297
               Due to officers                                       8,950          8,950
               Accrued salaries                                    175,000        151,000
                                                               -----------   ------------
                   Total current liabilities                       345,799        176,247
                                                               -----------   ------------

STOCKHOLDERS' EQUITY
               common stock, $.O1 par value, authorized
                 20,000,000 shares; issued and outstanding
                 8,567,148 shares                                   88,949         88,149
               Preferred stock, $.01 par value,
               authorized 20,000,000 shares; issued
               and outstanding 3,000 shares                             20             20
               Additional paid-in capital                        8,568,842      8,568,842
               Deficit accumulated during
                   development stage                            (7,843,406)    (7,584,718)
               Accumulated deficit prior to
                   development stage                              (695,452)      (695,452)
               Accumulated other comprehensive income (loss)       (54,968)       (54,968)
                                                               -----------   ------------
                    Total stockholders' equity                      63,985        321,873
                                                               -----------   ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   409,784    $   498,120
                                                               ===========    ===========

                       See notes to financial statements.

                       ENVIRONMENTAL PRODUCTS TECHNOLOGIES
                                   CORPORATION
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                      THREE MONTHS ENDED DECEMBER 31, 1999
                                   (Unaudited)

                             Common stock      Preferred stock
                          ------------------   ---------------   Additional
                           # of                # of               paid-in
                          shares      Amount   shares   Amount    capital
                          ------      ------   ------   ------    -------

Balance at
September 30,
1999                      8,814,921  $ 88,149   2,000     $ 20   $ 8,568,842
                          ---------  --------   -----     ----   -----------

Common stockholder
loss for The period               -         -       -        -             -

Unrealized loss on
marketable
securities                   80,038       800       -        -             -

Balance at
December31, 1999          8,894,959    88,949   2,000       20     8,568,842
                          =========    ======   =====       ==     =========




                            Deficit      Accumulated
                          accumulated      deficit       Accumulated
                          during the    prior to the        other           Total
                          development    development    comprehensive    stockholders
                             stage          stage        income (loss)     equity
                             -----          -----        -------------     ------
Balance at
September 30,
1999                     $ (7,584,718)   $ (695,452)         $ (54,968)   $ 321,873

Common stockholder
loss for the period          (258,688)            -                  -     (258,688)

Unrealized loss on
marketable
securities                          -             -                  -             -
                         -------------   -----------         ----------   ----------
Balance at
December 31, 1999          (7,843,406)     (695,452)           (54,968)     (63,185)
                         =============   ===========         ==========   ==========



                       See notes to financial statements.

                 ENVIRONMENTAL PRODUCTS TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                 FOR THE PERIODS
                                   (Unaudited)

                                                  THREE MONTHS ENDED
                                              -------------------------
                                                      DECEMBER 31,
                                              -------------------------
                                                  1999           1998
                                                  ----           ----

 SALES                                        $      -        $     -
                                              ----------      ---------

 EXPENSES

     Consulting                                   39,191         26,016
     Depreciation                                  8,694          8,694
     Legal and professional                       99,755         96,925
     Liability insurance                             -              -
     Miscellaneous                                 3,523         13,180
     Office supplies end expenses                    983          8,424
     Other expenses                                  -              -
     Rent                                          6,169          8,328
     Repairs and maintenance                         385            454
     Research and development                     39,356         88,400
     Salaries and payroll taxes                   63,009         78,156
     Telephone and utilities                       2,533          4,470
     Travel                                       14,330         37,257
     Writedown of mining rights                      -              -
                                              ----------      ---------
         Total expenses                          277,928        370,304
                                              ----------      ---------

 LOSS FROM OPERATION                            (277,928)      (370,304)

 OTHER INCOME (EXPENSE)
     Interest income                              19,240         22,668
     Interest expense                                -              -
     Loss on sale of marketable securities           -          (28,858)
                                              ----------      ---------

         Total other Income (expense)             19,240         (6,190)

 LOSS BEFORE EXTRAORDINARY ITEM                 (258,688)      (376,494)

 EXTRAORDINARY ITEM
     Gain on extinguishment of debt                  -              -

 NET LOSS                                       (256,688)      (376,494)

 PREFERRED STOCK DIVIDEND

 NET LOSS ATTRIBUTABLE TO
     COMMON SHAREHOLDERS                      $ (258,688)    $ (376,494)
                                              ==========     ==========
 NET L0SS PER COMMON SHARE                    $    (0.03)    $    (0.04)
                                              ==========     ==========


                       see notes to financial statements.

                 ENVIRONMENTAL PRODUCTS TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                    STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

                                 FOR THE PERIODS
                                   (Unaudited)



                                                 THREE MONTHS ENDED
                                                 ------------------
                                                     DECEMBER 31,
                                                     ------------
                                               1999             1998
                                               ----             ----

Net loss                                    $ (258,688)      $ (376,494)

Other comprehensive income:
     Unrealized holding
     gains arising                                 -                -
     during the period

     Add: Reclassification
     adjustment for losses
     included in net loss                          -                -
                                            ----------       ----------

Net unrealized gain (loss)                         -                -
                                            ----------       ----------

Comprehensive loss                         $  (258,688)      $ (376,494)
                                           ===========       ==========



                       See notes to financial statements.

                 ENVIRONMENTAL PRODUCTS TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                 FOR THE PERIODS
                                   (Unaudited)

                                                   THREE MONTHS ENDED
                                                   -------------------
                                                      DECEMBER 31,
                                                   -------------------
                                                   1999           1998
                                                   ----           ----

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss                                       $  (258,688)    $  376,494
                                               -----------     ----------
Adjustments to reconcile net loss
      to net Cash used in operating
      activities:
      Depreciation and amortization                  8,694          8,694
      Loss on sale of marketable securities            -           28,858
      Loss on abandoned equipment                      -              -
      Write down of mining rights                      -              -
      Gain on extinguishment of debt                   -              -
      Noncash research & development                   -              -
      Noncash consulting fees                          -              -
      Noncash executive compensation                   -              -
      (Increase) decrease in operating assets:
           Prepaid expenses                            -              -
           Interest receivable                     (18,521)       (10,571)
           Deposits                                    -           10,000
           Other                                       -           (8,400)
      Increase (decrease) in operating
        liabilities:
          Accounts payable                          92,588        (11,450)
          Accrued salaries                          24,000         24,000
          Accrued interest                             -              -
          Settlement payable                           -              -
                                               -----------     ----------
             Total adjustments                     106,761         41,131

NET CASH USED IN                                       -              -
                                               -----------     ----------
OPERATING ACTIVITIES                              (151,927)      (335,363)
                                               -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Loans to related parties                        (900)      (485,000)
      Loans to unrelated parties                   (23,982)           -
      Purchase of equipment                           -           (25,049)
      Purchase of mining rights                       -               -
      Purchase of marketable securities               -          (204,785)
      Proceeds from sale of marketable                -               -
           securities                                 -           204,785

NET CASH USED IN                                      -               -
                                               -----------     ----------
INVESTING ACTIVITIES                               (24,882)      (510,049)
                                               -----------     ----------

                       See notes to financial statements.

                 ENVIRONMENTAL PRODUCTS TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                 FOR THE PERIODS
                                   (Unaudited)

                                                          THREE MONTHS ENDED
                                                          ------------------
                                                              DECEMBER 31,
                                                          ------------------
                                                          1999          1998
                                                          ----          ----

        CASH FLOWS FROM FINANCING ACTIVITIES
             Sale of common stock                         80,083           -
             Sale of preferred stock                         -             -
             Costs to raise capital                          -             -
             Loan payments
             Common stock redeemed                           -             -


        NET CASH PROVIDED BY FINANCING
                                                    ------------   -----------
             ACTIVITIES                                   80,083          -
                                                    ------------   -----------

        NET INCREASE (DECREASE) IN CASH                  (96,726)     (845,412)

        CASH, BEGINNING                                  105,058     1,447,444
                                                    ------------   -----------
        CASH, ENDING                                $      8,332   $   602,032
                                                    ============   ===========

                       See notes to financial statements.

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31, 1999
                                   (Unaudited)

1.       Summary of significant accounting policies

Financial statements

The balance sheet as of December 31, 1999, and the related statements of stockholders' equity, operations and cash flows for the three months ended December 31, 1999 and 1998, are unaudited. Such unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Results for the three months ended December 31, 1999, are not necessarily indicative of the results that may be achieved for any other interim period or for the fiscal year ending September 30, 2000. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999.

Fair market value of financial instruments

The fair market value of the notes receivable approximate cost based on current borrowing rates. Equity securities held by the Company include available for sale securities, which are reported at fair value. Unrealized holding gains and losses for available for sale securities are excluded from earnings and reported net of any income tax affect as a component of stockholders' equity. See Note 4 for further discussion.

Loss per share

The computations of loss per share of common stock are based on the weighted average number of shares outstanding of 8,894,959 (1999), 8,567,148 (1998) and 7,563,515 (cumulative period).

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31, 1999
                                   (Unaudited)


1.       Summary of significant accounting policies (continued)

Comprehensive net loss

On October 1, 1998, the Company adopted FASB No. 130, Reporting Comprehensive Income. Statement No. 130 requires the reporting of comprehensive income/loss in addition to net income/loss from operations. Comprehensive income/loss requires the inclusion of certain financial information not recognized in the calculation of net income/loss, including unrealized holding gains and losses on available for sale of securities.

Concentration of credit risk

The Company primarily transactions its business with two financial institutions and may maintain deposits in excess of federally insured limits. At December 31, 1999, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

2.       Notes receivable

At December 31, 1999, notes receivable consist of the following:

         Note receivable, interest at
         10% per year, collateralized
         by interest in a mining company,
         due by March 15, 2000                                $185,000

         Note receivable, interest at
         12% per year, collateralized
         by equipment and common stock,
         due by February 25, 2000                             $135,000

         Note receivable, interest at
         10% per year, uncollateralized
         due by February 25, 2000                             $100,000
                                                              --------

                                                              $420,000
                                                              ========

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31, 1999
                                   (Unaudited)


3.       Stock options and warrants outstanding


                        Options          Exercise           Exercise date
                        Warrants          Price
                        --------          -----             -------------

Options granted            280,000      $0.1875            July 16, 1999 to
                                                         September 30, 2006

Options granted             50,000       0.1875    Up to September 30, 2006
Warrants issued            300,000       2.0000      Up to January 21, 2001
Warrants issued            300,000       3.8750            Up to April 2003
                    --------------

Options/warrants
Outstanding at

 December 31, 1999         930,000
                    ==============

Options/warrants
Exercisable at

 December 31, 1999         850,000
                    ==============

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31, 1999
                                   (Unaudited)



Item 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


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

RESULTS OF OPERATION

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998.

         The Company generated no revenue for the three months ended December 31 1999 and 1998. During each such quarter, the Company's efforts were directed at researching, designing, developing and testing its Closed Loop Management System.

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31, 1999
                                   (Unaudited)


         Research and development expenses for three months ended December 31, 1999 decreased by $49,044, to $39,356 from $88,400, for the three months ended December 31 1998. This decrease in research and development expenses reflects expenses associated with the research, design and development of the Company's Closed -Loop Waste Management System.

         General and administrative expenses for three months ended December 31, 1999, decreased by 43,332, or approximately 15% to $238,572, from $281,904 for the three months ended December 31 1998. This decrease in general and administrative expenses was primarily the result of the decrease in salaries and travel that was partially offset by increase in consulting and other expenses.

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

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31, 1999
                                   (Unaudited)


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

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31, 1999
                                   (Unaudited)



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

                               ENVIRONMENTAL PRODUCTS &
                               TECHNOLOGIES CORPORATION

Dated:   March 24, 2000        By:/s/Marvin Mears
         --------------        ------------------
                               Marvin Mears
                               Chief Executive Officer