Form 10QSB
period 2000-03-31
ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORP
filed 2000-05-11
CIK 1021710

10QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000, or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 1999 to March 31, 2000.

                        Commission File Number 000-24877

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

                         ------------------------------

Delaware                                                      77-0096608
--------------                                              -------------
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

                                 NOT APPLICABLE
              (Former Name, Former Address, and Former Fiscal Year,
                         if changed Since Last Report)

indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [ ]

The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of March 31, 2000, was 8,905,597.

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                Table of Contents

                                                                    PAGE
                                                                    ====
Item 1  Financial Statements

Balance sheet at March 31, 2000 (unaudited)                           F-1

Statements of Operations for the three and six months ended
December 31, 2000 and 1999 (unaudited)                                F-2

Statement of Stockholders' Equity                                  F-3 - F-4

Statements of Comprehensive Loss                                      F-5

Statements of Cash Flows for the three and six months ended
March 31, 2000 and 1999 (unaudited)                                F-6 - F-7


Notes to Financial Statements (unaudited)                          F-8 - F-9

Item 2  Management's Discussion and Analysis of Plan of Operations    F-10

Results of Operations                                                 F-11

Liquidity and Capital Resources                                    F-11 - F-12

Inflation                                                             F-13

Year 2000 Compliance                                                  F-13

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                    THREE AND SIX MONTHS ENDED MARCH 31, 2000

                ENVIRONMENTAL PRODUCTS TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                                 BALANCE SHEETS

                                     ASSETS
                                                               MARCH 31,     SEPTEMBER 30,
                                                                  2000          1999
                                                              (Unaudited)     (Audited)
                                                              -----------    -----------
CURRENT ASSETS
              Cash                                            $    15,114    $   105,058
              Marketable securities                                69,329         69,343
              Notes receivable                                      3,962         14,296
              Notes receivable, related parties                      --          187,401
              Interest receivable                                  36,746         16,575
              Other                                                19,131         19,131
                                                              -----------    -----------
                          Total current assets                    144,282        411,804
                                                              -----------    -----------

EQUIPMENT                                                          26,402         43,790
                                                              -----------    -----------

OTHER ASSETS
              Notes receivable                                       --            1,508
              Notes receivable, related parties                    24,515         32,798
              Investment in related party                         186,621           --
              Deposits                                              3,220          3,220
              Mining rights                                         5,000          5,000
                                                              -----------    -----------
                          Total other assets                      219,356         42,526
                                                              -----------    -----------

TOTAL ASSETS                                                  $   390,040    $   498,120
                                                              ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
              Accounts payable                                $   364,395    $    16,297
              Due to Officer                                        8,950          8,950
              Accrued salaries                                    199,000        151,000
                                                              -----------    -----------
                          Total current liabilities               572,345        176,247
                                                              -----------    -----------

STOCKHOLDERS' EQUITY
              Common stock, $.01 par value, authorized
               20,000,000 shares; issued and outstanding
               8,905,597 shares                                    89,055         88,149
              Preferred stock, $.01 par value,
              authorized 20,000,000 shares; issued
              and outstanding 3,000 shares                             20             20
              Additional paid-in capital                        8,568,842      8,568,842
              Deficit accumulated during
                development stage                              (8,089,802)    (7,584,718)
              Accumulated deficit prior to
                development stage                                (695,452)      (695,452)
              Accumulated other comprehensive income (loss)       (54,968)       (54,968)
                                                              -----------    -----------
                          Total stockholders' equity             (182,305)       321,873
                                                              -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   390,040    $   498,120
                                                              ===========    ===========

                       See notes to financial statements

                ENVIRONMENTAL PRODUCTS TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                            STATEMENT OF OPERATIONS

                                FOR THE PERIODS
                                  (Unaudited)

                                                    THREE MONTHS ENDED          SIX MONTHS ENDED          October 1, 1995
                                                        MARCH 31,                    MARCH 31,                  to
                                                   2000          1999           2000           1999        March 31, 2000
                                               -----------    -----------    -----------    -----------    -----------
SALES                                          $      --      $      --      $      --      $      --      $      --
                                               -----------    -----------    -----------    -----------    -----------

EXPENSES
       Consulting                                   42,937         32,316        117,589         58,332      1,175,126
       Depreciation                                  8,694          8,694         17,388         17,388         70,621
       Legal and professional                         --           87,268         64,294        184,193        824,744
       Liability insurance                            --             --             --             --           14,434
       Miscellaneous                                  --             --              115         13,180         52,390
       Office supplies and expenses                  4,077         57,904          5,060         66,328        136,360
       Other expenses                               22,630          9,910         26,038          9,910        118,435
       Rent                                         12,011         11,623         18,180         19,951        166,704
       Repairs and maintenance                          94          1,457            479          1,911          7,710
       Research and development                    136,688        119,747        176,044        208,147        986,224
       Salaries and payroll taxes                   25,539         71,647         88,548        149,803        764,463
       Telephone and utilities                       5,637          4,716          8,170          9,186         43,563
       Travel                                        7,118         36,728         21,448         73,985        356,822
       Writedown of mining rights                     --             --             --            --            35,000
                                               -----------    -----------    -----------    -----------    -----------

            Total expenses                         265,425        442,010        543,353        812,314      4,752,596
                                               -----------    -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                              (265,425)      (442,010)      (543,353)      (812,314)    (4,752,596)

OTHER INCOME (EXPENSE)
       Interest income                              19,029         21,721         38,269         44,389        179,270
       Interest expense                               --             --             --             --          (23,313)
       Loss on sale of marketable securities          --             --          (28,858)       (28,858)      (229,819)
                                               -----------    -----------    -----------    -----------    -----------

            Total other income (expense)            19,029         21,721          9,411         15,531        (73,862)

LOSS BEFORE EXTRAORDINARY ITEM                    (246,396)      (420,289)      (533,942)      (796,783)    (4,826,458)

EXTRAORDINARY ITEM
       Gain on extinguishment of debt                 --             --             --             --           64,208

NET LOSS                                          (246,396)      (420,289)      (533,942)      (796,783)    (4,762,250)

PREFERRED STOCK DIVIDEND                              --             --             --             --       (3,295,610)

NET LOSS ATTRIBUTABLE TO
       COMMON SHAREHOLDERS                     $  (246,396)   $  (420,289)   $  (533,942)   $  (796,783)   $(8,057,860)
                                               ===========    ===========    ===========    ===========    ===========

NET LOSS PER COMMON SHARE                      $     (0.03)   $     (0.05)   $     (0.06)   $     (0.09)   $      --
                                               ===========    ===========    ===========    ===========    ===========

                       See notes to financial statements

                ENVIRONMENTAL PRODUCTS TECHNOLOGIES CORPORATION
                         (A Developmetn Stage Company)

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                        SIX MONTHS ENDED MARCH 31, 2000
                                  (Unaudited)

                                                                                               Deficit
                                                                                             accumulated
                                Common stock              Preferred stock        Additional   during the
                            # of                       # of                       paid-in    development
                           shares       Amount        shares       Amount         capital       stage
                       -----------   -----------   -----------   -----------   -----------   -----------
Balance at
 September 30,
 1999                    8,814,921   $    88,149         2,000   $        20   $ 8,568,842   $(7,584,718)


Common stockholder
loss for the period           --            --            --            --            --        (258,688)

Stock issued
duirng period               80,038           800          --            --            --            --

                       -----------   -----------   -----------   -----------   -----------   -----------

Balance at
December 31, 1999        8,894,959        88,949         2,000            20     8,568,842    (7,843,406)
                       -----------   -----------   -----------   -----------   -----------   -----------

Common stockholder
loss for the period           --            --            --            --            --        (246,396)

Stock issued in lieu
of services
during period               10,638           106          --            --            --            --
                       -----------   -----------   -----------   -----------   -----------   -----------

Balance at
March 31, 2000           8,905,597        89,055         2,000            20     8,568,842    (8,089,802)
                       ===========   ===========   ===========   ===========   ===========   ===========

                       See Notes to financial Statements

                ENVIRONMENTAL PRODUCTS TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDER'S EQUITY (Continued)

                        SIX MONTHS ENDED MARCH 31, 2000
                                  (Unaudited)


                        Accumulated
                          deficit      Accumulated
                        prior to the     other           Total
                        development   comprehensive   stockholders'
                          stage       income (loss)      equity
                       -----------    -----------    -----------
Balance at
 September 30,
 1999                 $  (695,452)   $   (54,968)   $   321,873


Common stockholder
loss for the period          --             --         (258,688)

Stock issued
duirng period                --             --              800

                      -----------    -----------    -----------

Balance at
December 31, 1999        (695,452)       (54,968)        63,985
                      -----------    -----------    -----------

Common stockholder
loss for the period          --             --         (246,396)

Stock issued in lieu
of services
during period                --             --              106
                      -----------    -----------    -----------

Balance at
March 31, 2000           (695,452)       (54,968)      (182,305)
                      ===========    ===========    ===========


                       See Notes to financial Statements

                ENVIRONMENTAL PRODUCTS TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                        STATEMENTS OF COMPREHENSIVE LOSS

                                FOR THE PERIODS
                                  (Unaudited)

                                    THREE MONTHS ENDED           SIX MONTHS ENDED         October 1, 1995
                                         MARCH 31,                    MARCH 31,                 to
                                    2000          1999           2000           1999       March 31, 2000
                                -----------    -----------    -----------    -----------    -----------
Net loss                        $  (246,396)   $  (420,289)   $  (533,942)   $  (796,783)   $(2,508,397)

Other comprehensive loss:
       Unrealized holding
       gains arising                   --          336,756           --          174,002           --
       during the period

       Add:  Reclassification
       adjustment for losses
       included in net loss            --             --             --           28,858           --
                                -----------    -----------    -----------    -----------    -----------

Net unrealized loss                    --          336,756           --          202,860           --
                                -----------    -----------    -----------    -----------    -----------

Comprehensive loss              $  (246,396)   $   (83,533)   $  (533,942)   $  (593,923)   $(2,508,397)
                                ===========    ===========    ===========    ===========    ===========


                       See Notes to Financial Statements

                ENVIRONMENTAL PRODUCTS TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                FOR THE PERIODS
                                  (Unaudited)

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED        October 1, 1995
                                                         MARCH 31,                    MARCH 31,              to
                                                  2000            1999          2000           1999       March 31, 2000
                                               -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss                                       $  (246,396)   $  (420,289)   $  (533,942)   $  (796,783)   $(4,763,050)
                                               -----------    -----------    -----------    -----------    -----------
Adjustments to reconcile net loss
       to net cash used in operating
       activities:
       Depreciation and amortization                 8,694          8,694         17,388         17,388         70,623
       Loss on sale of marketable securities          --             --             --           28,858        200,961
       Loss on abandoned equipment                    --             --             --             --            1,093
       Write down of mining rights                    --             --             --             --           35,000
       Write-down of notes receivable                 --             --             --             --          200,000
       Write-down of notes receivable -
         related party                                --             --             --             --          289,753
       Write-down of investment                       --             --             --             --           58,887
       Gain on extinguishment of debt                 --             --             --             --          (64,208)
       Noncash research & development                 --             --             --             --          131,250
       Noncash consulting fees                        --             --             --             --          536,306
       Noncash executive compensation                 --             --             --             --           23,460
        (Increase) decrease in operating
          assets:
            Prepaid expenses                          --             --             --             --             --
            Interest receivable                    (19,029)       (21,721)       (38,269)       (32,292)       (99,882)
            Deposits                                  --             --             --           10,000         (3,220)
            Other                                     --             --             --           (8,400)        (8,400)
       Increase (decrease) in operating
          liabilities:
            Accounts payable                       142,787           --          416,879        (11,450)       412,853
            Accrued salaries                        24,000         24,000         48,000         48,000        255,888
            Accrued interest                          --             --             --             --            7,320
            Settlement payable                        --             --             --             --           10,000
                                               -----------    -----------    -----------    -----------    -----------
                Total adjustments                  156,452         10,973        443,998         52,104      2,057,582

NET CASH USED IN
OPERATING ACTIVITIES                               (89,944)      (409,316)       (89,944)      (744,679)    (2,705,368)
                                               -----------    -----------    -----------    -----------    -----------


                       See notes to Financial Statements

                ENVIRONMENTAL PRODUCTS TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                FOR THE PERIODS
                                  (Unaudited)

                                                THREE MONTHS ENDED             SIX MONTHS ENDED        October 1, 1995
                                                     MARCH 31,                     MARCH 31,                 to
                                                 2000         1999            2000          1999        March 31, 2000
                                            -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
       Loans to related parties                    --             (900)          --         (485,900)      (554,631)
       Loans to unrelated parties                  --          (23,982)          --          (23,982)      (216,800)
       Investment in related party                 --             --             --             --          (16,077)
       Purchase of equipment                       --             --             --          (25,049)       (98,116)
       Purchase of mining rights                   --             --             --             --          (40,000)
       Purchase of marketable securities           --             --             --         (204,785)      (604,785)
       Proceeds from loans                         --             --             --             --              996
       Proceeds from sale of marketable            --             --             --             --             --
            securities                             --             --             --          204,785        279,514

NET CASH USED IN
INVESTING ACTIVITIES                               --          (24,882)          --         (534,931)    (1,249,899)
                                            -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Sale of common stock                        --             --             --             --          820,100
       Sale of preferred stock                     --             --             --             --        3,000,000
       Proceeds from exercise of warrants          --             --             --             --          532,812
       Costs to raise capital                      --             --             --             --         (357,023)
       Loan payments                               --             --             --             --          (22,000)
       Common stock redeemed                       --             --             --             --           (5,700)

NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                  --             --             --             --        3,968,189
                                            -----------    -----------    -----------    -----------    -----------

NET INCREASE/(DECREASE) IN CASH                 (89,944)      (434,198)       (89,944)    (1,279,610)        12,922

CASH, BEGINNING                                 105,058        602,032        105,058      1,447,444          2,192
                                            -----------    -----------    -----------    -----------    -----------

CASH, ENDING                                $    15,114    $   107,834    $    15,114    $   167,834    $    15,114
                                            ===========    ===========    ===========    ===========    ===========

                       See Notes to Financial Statements

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                    THREE AND SIX MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)

1.       Summary of significant accounting policies

Financial statements

The balance sheet as of March 31, 2000, and the related statements of stockholders' equity, operations and cash flows for the six months ended March 31, 2000, and 1999, are unaudited. Such unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Results for the three months ended December 31, 1999, are not necessarily indicative of the results that may be achieved for any other interim period or for the fiscal year ending September 30, 2000. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999.

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

Loss per share

The computations of loss per share of common stock are based on the weighted average number of shares outstanding of 8,898,505 (2000), 8,567,148 (1999) and 7,699,484 (cumulative period).

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                    THREE AND SIX MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)

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

Concentration of credit risk

The Company primarily transactions its business with two financial institutions and may maintain deposits in excess of federally insured limits. At March 31, 2000, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

2.       Stock options and warrants outstanding


                          Options          Exercise
                          Warrants          Price              Exercise date
                        -----------      -----------           -------------

Options granted             330,000          0.1875     Up to September 30, 2006
Warrants issued             300,000          2.0000       Up to January 21, 2001
Warrants issued              25,000          3.8750           Up to April 2003
                        -----------

Options/warrants
Outstanding/
Exercisable at
 March 31, 2000             655,000
                        ===========

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

         The Company has projected expense of $ 250,000 through June 2000. As of September 30,1999, the Company had approximately $ 105,000 of cash and cash equivalents. The Company is in the process of raising additional funds which will allow the Company to operate even if the Company generates no revenue during this period.

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

RESULTS OF OPERATION

COMPARISON OF THREE AND SIX MONTHS ENDED MARCH 31, 2000, AND 1999.

         The Company generated no revenue for the three and six months ended March 31, 2000, and 1999. During each such quarter, the Company's efforts were directed at researching, designing, developing and testing its Closed Loop Management System.

         Research and development expenses primarily consist of the cost of personnel and equipment needed to conduct the Company's research and development efforts. Research and development expenses for three months ended March 31, 2000, increased by $16,941, or 14%, from $119,747 to $136,688. This increase in research and development expenses reflects expenses associated with the research, design and development of the Company's Closed -Loop Waste Management System. For the six months ended March 31, 2000, research and development expenses decreased by $32,103, or 15%, from $208,147 to $176,044.

         General and administrative expenses for three months ended March 31, 2000, decreased by $ 193,526, or approximately 60% to $128,737, from $322,263 for the three months ended March 31, 2000. This decrease in general and administrative expenses was primarily the result of the decrease in salaries, travel, legal and professional expenses. For the six months ended March 31, 2000, general and administrative expenses decreased by $236,858, or 39%, from $604,167 to $367,309.

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

         The Company also has commitments under (I) an employment agreement with Marvin Mears, the Company's President and Chief Executive Officer; and (ii) an office lease that expires December 31, 2001.

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

                                                    ENVIRONMENTAL PRODUCTS &
                                                    TECHNOLOGIES CORPORATION

Dated: May 10, 2000                                 By: /s/ Marvin Mears
                                                    -----------------
                                                    Marvin Mears
                                                    Chief Executive Officer