Form 10QSB
period 2000-06-30
ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORP
filed 2000-08-11
CIK 1021710

10QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000, or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 1999 to June 30, 2000.

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

Yes [X]      No [ ]

The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of June 30, 2000, was 9,186,437.

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                Table of Contents

                                                                       PAGE
                                                                       ====
Item 1  Financial Statements

        Balance sheet                                                    1

        Statement of stockholders' equity                                2

        Statement of operations                                          3

        Statement of comprehensive loss                                  4

        Statement of cash flows                                        5-6

        Notes to financial statements                                  7-9

Item 2  Management's Discussion and Analysis of Plan of Operations      10

General                                                                 10

Results of Operations                                                   11

Liquidity and Capital Resources                                         11

Inflation                                                               13

Year 2000 Compliance                                                    13

Signatures                                                              15

Exhibit 27 (attached to end of document)

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                    THREE AND NINE MONTHS ENDED JUNE 30, 2000

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)


                         NINE MONTHS ENDED JUNE 30, 2000


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

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEET
                    THREE AND NINE MONTHS ENDED JUNE 30, 2000

                                                           JUNE 30,     SEPTEMBER 30,
                                                             2000           1999
                                                         (Unaudited)     (Audited)
                                                         -----------    -----------
CURRENT ASSETS
         Cash                                            $     6,108    $   105,058
         Marketable securities                                19,794         69,343
         Notes receivable                                      3,056         14,296
         Notes receivable, related parties                      --          187,401
         Interest receivable                                  45,005         16,575
         Other                                                19,131         19,131
                                                         -----------    -----------
                     Total current assets                     93,094        411,804
                                                         -----------    -----------

EQUIPMENT                                                     12,708         43,790
                                                         -----------    -----------
OTHER ASSETS
         Notes receivable                                       --            1,508
         Notes receivable, related parties                    24,015         32,798
         Investment in related party                         186,621           --
         Deposits                                              3,220          3,220
         Mining rights                                         5,000          5,000
                                                         -----------    -----------
                     Total other assets                      218,856         42,526
                                                         -----------    -----------
TOTAL ASSETS                                             $   324,658    $   498,120
                                                         ===========    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable                                $   301,650    $    16,297
         Due to Officer                                        8,950          8,950
         Accrued salaries                                    223,000        151,000
                                                         -----------    -----------
                     Total current liabilities               533,600        176,247
                                                         -----------    -----------
STOCKHOLDERS' EQUITY
         Common stock, $.01 par value, authorized
          20,000,000 shares; issued and outstanding
         9,186,437 shares                                     91,863         88,149
         Preferred stock, $.01 par value,
         authorized 20,000,000 shares; issued
         and outstanding 3,000 shares                             20             20
         Additional paid-in capital                        8,568,842      8,568,842
         Deficit accumulated during
           development stage                              (8,119,207)    (7,584,718)
         Accumulated deficit prior to
           development stage                                (695,452)      (695,452)
         Accumulated other comprehensive income (loss)       (54,968)       (54,968)
                                                         -----------    -----------
                     Total stockholders' equity             (208,902)       321,873
                                                         -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   324,698    $   498,120
                                                         ===========    ===========


                       See notes to financial statements

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                         NINE MONTHS ENDED JUNE 30, 2000


                                                                                               Deficit      Accumulated
                                                                                             accumulated      deficit
                             Common stock               Preferred stock        Additional    during the     prior to the
                          # of                        # of                      paid-in      development    development
                         Shares        Amount        Shares        Amount       capital        stage          stage
                       -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance at
 September 30,
 1999                    8,814,921   $    88,149         2,000   $        20   $ 8,568,842   $(7,584,718)   $  (695,452)

Common stockholder
loss for the period           --            --            --            --            --        (258,688)          --

Stock issued
duirng period               80,038           800          --            --            --            --             --

                       -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance at
December 31, 1999        8,894,959        88,949         2,000            20     8,568,842    (7,843,406)      (695,452)
                       -----------   -----------   -----------   -----------   -----------   -----------    -----------
Common stockholder
loss for the period           --            --            --            --            --        (246,396)          --

Stock issued in lieu
of services
during period               10,638           106          --            --            --            --             --
                       -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance at
March 31, 2000           8,905,597        89,055         2,000            20     8,568,842    (8,089,802)      (695,452)
                       -----------   -----------   -----------   -----------   -----------   -----------    -----------
Common stockholder
loss for the period           --            --            --            --            --         (29,405)          --

Stock issued
during period              280,840         2,808          --            --            --            --             --
                       -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance at
 June 30, 2000           9,186,437   $    91,863         2,000   $        20   $ 8,568,842   $(8,119,207)   $  (695,452)
                       ===========   ===========   ===========   ===========   ===========   ===========    ===========

                       See notes to financial statements

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                         NINE MONTHS ENDED JUNE 30, 2000
                                   (CONTINUED)

                      Accumulated
                         other          Total
                      comprehensive  stockholders'
                      income (loss)     equity
                      -----------    -----------
Balance at
 September 30,        $   (54,968)   $   321,873
                1999

Common stockholder           --         (258,688)
loss for the period

Stock issued                 --              800
duirng period
                      -----------    -----------

Balance at                (54,968)        63,985
December 31, 1999     -----------    -----------

Common stockholder           --         (246,396)
loss for the period

Stock issued in lieu
of services                  --              106
during period         -----------    -----------

Balance at                (54,968)      (182,305)
March 31, 2000        -----------    -----------

Common stockholder           --          (29,405)
loss for the period

Stock issued                 --            2,808
during period         -----------    -----------


Balance at            $   (54,968)   $  (208,902)
 June 30, 2000        ===========    ===========



                       See notes to financial statements



                                       2A

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                                 FOR THE PERIODS



                                                  THREE MONTHS ENDED           NINE MONTHS ENDED       October 1, 1995
                                                       JUNE 30,                      JUNE 30,                 to
                                                 2000           1999           2000           1999       June 30, 2000
                                             -----------    -----------    -----------    -----------    -----------
SALES                                        $      --      $      --      $      --      $      --      $      --
                                             -----------    -----------    -----------    -----------    -----------
EXPENSES
     Consulting                                     --           47,455        117,589        105,787      1,175,126
     Depreciation                                  8,694          8,694         26,082         26,082         79,315
     Legal and professional                         --           90,527         64,294        274,720        824,744
     Liability insurance                            --              933           --              933         14,434
     Miscellaneous                                  --          (13,135)           115             45         52,390
     Office supplies and expenses                  3,728         11,596          8,788         77,924        140,088
     Other expenses                                 --           16,263         26,038         26,173        118,435
     Rent                                          9,080          9,010         27,260         28,961        175,784
     Repairs and maintenance                          95            320            574          2,231          7,805
     Research and development                       --           33,209        176,044        241,356        986,224
     Salaries and payroll taxes                   23,998         98,498        112,546        248,301        788,461
     Telephone and utilities                       3,078          5,127         11,248         14,313         46,641
     Travel                                         --           15,082         21,448         89,067        356,822
     Writedown of mining rights                     --             --             --             --           35,000
                                             -----------    -----------    -----------    -----------    -----------
               Total expenses                     48,673        323,579        592,026      1,135,893      4,801,269
                                             -----------    -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                             (48,673)      (323,579)      (592,026)    (1,135,893)    (4,801,269)

OTHER INCOME (EXPENSE)
     Interest income                              19,268         18,960         57,537         63,349        198,538
     Interest expense                               --             --             --             --          (23,313)
     Loss on sale of marketable securities          --         (178,066)          --         (206,924)       (28,858)
                                             -----------    -----------    -----------    -----------    -----------
  Total other income (expenses)                   19,268       (159,106)        57,537       (143,575)       146,367

LOSS BEFORE EXTRAORDINARY ITEM                   (29,405)      (482,685)      (534,489)    (1,279,468)    (4,654,902)

EXTRAORDINARY ITEM
     Gain on extinguishment of debt                 --             --             --             --           64,208

NET LOSS                                         (29,405)      (482,685)      (534,489)    (1,279,468)    (4,590,694)

PREFERRED STOCK DIVIDEND                            --             --             --             --       (3,295,610)
                                             -----------    -----------    -----------    -----------    -----------
NET LOSS ATTRIBUTABLE TO
     COMMON SHAREHOLDERS                     $   (29,405)   $  (482,685)   $  (534,489)   $(1,279,468)   $(7,886,304)
                                             ===========    ===========    ===========    ===========    ===========
NET LOSS PER COMMON SHARE                    $     (0.00)   $     (0.06)   $     (0.06)   $     (0.15)   $     (1.04)
                                             ===========    ===========    ===========    ===========    ===========

                       See notes to financial statements

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                        STATEMENTS OF COMPREHENSIVE LOSS

                                 FOR THE PERIODS


                                       THREE MONTHS ENDED          NINE MONTHS ENDED      October 1, 1995
                                          JUNE 30,                      JUNE 30,                to
                                     2000          1999           2000           1999     June 30, 2000
                                -----------    -----------    -----------    -----------    -----------
Net loss                        $   (29,405)   $  (482,685)   $  (534,489)   $(1,279,468)   $(7,886,304)

Other comprehensive loss:
       Unrealized holding
       gains/(losses) arising       (49,535)      (161,297)       (49,535)        12,705        (22,960)
       during the period

       Add:  Reclassification
       adjustment for losses
       included in net loss            --             --             --           28,858         28,858
                                -----------    -----------    -----------    -----------    -----------

Net unrealized loss                 (49,535)      (161,297)       (49,535)        41,563          5,898
                                -----------    -----------    -----------    -----------    -----------

Comprehensive loss              $   (78,940)   $  (643,982)   $  (584,024)   $(1,237,905)   $(7,880,406)
                                ===========    ===========    ===========    ===========    ===========

                       See notes to financial statements

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                 FOR THE PERIODS


                                                THREE MONTHS ENDED            NINE MONTHS ENDED       October 1, 1995
                                                     JUNE 30,                      JUNE 30,                 to
                                               2000            1999          2000           1999       June 30, 2000
                                            -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss                                    $   (29,405)   $  (482,685)   $  (534,489)   $(1,279,468)   $(4,590,694)
                                            -----------    -----------    -----------    -----------    -----------
Adjustments to reconcile net loss
to net cash used in operating activities:
       Depreciation and amortization              8,694          8,694         26,082         26,082         79,315
       Loss on sale of marketable
        securities                                 --          178,066           --          206,924        200,961
       Loss on abandoned equipment                 --             --             --             --            1,093
       Write down of mining rights                 --             --             --             --           35,000
       Write down of notes receivable              --             --             --             --          200,000
       Write-down of notes receivable
        related party                              --             --             --             --          289,753
       Writedown of investment                     --             --             --             --           58,887
       Gain on extinguishment of debt              --             --             --             --          (64,208)
       Noncash research & development              --             --             --             --          131,250
       Noncash consulting fees                     --             --             --             --          536,306
       Noncash executive compensation              --             --           23,460
        (Increase) decrease in operating
             assets:
            Prepaid expenses                       --          (40,035)          --          (40,035)       (40,035)
            Interest receivable                  (8,257)       (15,366)       (46,526)       (47,658)      (108,139)
            Deposits                               --             --             --           10,000         (3,220)
            Other                                  --           (1,421)          --           (9,821)        (8,400)
       Increase (decrease) in operating
             liabilities:
            Accounts payable                     (6,846)          --          380,269        (11,450)       253,287
            Accrued salaries                     24,000         24,000         72,000         72,000        279,888
            Accrued interest                       --             --             --             --            7,320
            Settlement payable                     --             --             --             --           10,000
                                            -----------    -----------    -----------    -----------    -----------
                Total adjustments                17,591        153,938        431,825        206,042      1,882,518

NET CASH USED IN
OPERATING ACTIVITIES                            (11,814)      (328,747)      (102,664)    (1,073,426)    (2,708,176)
                                            -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Loans to related parties                    --             --             --         (485,900)      (554,631)
       Loans to unrelated parties                  --             --             --          (23,982)      (216,800)
       Investment in related party              (16,077)
       Purchase of equipment                       --             --             --          (25,049)       (98,116)
       Purchase of mining rights                   --             --             --             --          (40,000)
       Purchase of marketable securities           --             --             --         (204,785)      (604,785)
       Proceeds from loans                         --             --             --             --              996
       Proceeds from sale of marketable
            securities                             --           55,791           --          260,576        279,514

NET CASH USED IN
INVESTING ACTIVITIES                               --           55,791           --         (479,140)    (1,249,899)
                                            -----------    -----------    -----------    -----------    -----------


                       See notes to financial statements

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                                 FOR THE PERIODS


                                                THREE MONTHS ENDED            NINE MONTHS ENDED       October 1, 1995
                                                     JUNE 30,                      JUNE 30,                 to
                                               2000            1999          2000           1999       June 30, 2000
                                           -----------    -----------   -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Sale of common stock                      2,808        494,434         3,714        494,434        822,908
       Sale of preferred stock                    --             --            --             --        3,000,000
       Proceeds from execise of warrants       532,812
       Costs to raise capital                     --           60,000          --           60,000       (357,023)
       Loan payments                              --             --            --             --          (22,000)
       Common stock redeemed                      --             --            --             --           (5,700)

NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                2,808        554,434         3,714        554,434      3,970,997
                                           -----------    -----------   -----------    -----------    -----------

NET INCREASE/(DECREASE) IN CASH                 (9,006)       281,478       (98,950)      (998,132)         3,916

CASH, BEGINNING                                 15,114        167,834       105,058      1,447,444          2,192
                                           -----------    -----------   -----------    -----------    -----------

CASH, ENDING                               $     6,108    $   449,312   $     6,108    $   449,312    $     6,108
                                           ===========    ===========   ===========    ===========    ===========

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                    THREE AND NINE MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)

1.       Summary of significant accounting policies

Financial statements

The balance sheet as of June 30, 2000, and the related statements of stockholders' equity, operations and cash flows for the nine months ended June 30, 2000, and 1999, are unaudited. Such unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Results for the three and nine months ended June 30, 2000, are not necessarily indicative of the results that may be achieved for any other interim period or for the fiscal year ending September 30, 2000. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999.

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

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                    THREE AND NINE MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)


Loss per share

The computations of loss per share of common stock are based on the weighted average number of shares outstanding of 9,186,437 (2000), 8,567,148 (1999) and 7,699,484 (cumulative period).

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

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                    THREE AND NINE MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)


2.       Stock options and warrants outstanding


                                    Options         Exercise
                                    Warrants         Price              Exercise date
                              ---------------      ---------      ------------------------
Options granted                      330,000         0.1875       Up to September 30, 2006
Warrants issued                      300,000         2.0000         Up to January 21, 2001
Warrants issued                       25,000         3.8750               Up to April 2003
                              ---------------

Options/warrants
Outstanding/
Exercisable at
 June 30, 2000                       655,000
                              ===============

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

RESULTS OF OPERATION

COMPARISON OF THREE AND NINE MONTHS ENDED JUNE 30, 2000, AND 1999.

         The Company generated no revenue for the three and nine months ended June 30, 2000, and 1999. During each such quarter, the Company's efforts were directed at researching, designing, developing and testing its Closed Loop Management System.

         Research and development expenses primarily consist of the cost of personnel and equipment needed to conduct the Company's research and development efforts. Research and development expenses for three months ended June 30, 2000, decreased to nothing from $33,209. This decrease in research and development expenses reflects the suspension in further testing and development of the Company's Closed -Loop Waste Management System. For the nine months ended June 30, 2000, research and development expenses decreased by $65,312, or 27%, from $241,356 to $176,044.

         General and administrative expenses for three months ended June 30, 2000, decreased by $ 241,697, or approximately 83% to $48,673, from $290,370 for the three months ended June 30, 2000. This decrease in general and administrative expenses was primarily the result of the decrease in salaries, travel, legal and professional expenses. For the nine months ended June 30, 2000, general and administrative expenses decreased by $478,555, or 53%, from $894,537 to $415,982.

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

                                                   ENVIRONMENTAL PRODUCTS &
                                                   TECHNOLOGIES CORPORATION

Dated:            August 10, 2000                   By: /s/ Marvin Mears
                                                    --------------------
                                                    Marvin Mears
                                                    Chief Executive Officer