Form 10KSB
period 2000-09-30
ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORP
filed 2001-01-12
CIK 1021710

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended September 30, 2000 or

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB. [ ]

         The issuer's revenues for the fiscal year ending September 30, 2000 were approximately $ 0

         As of December 4, 2000, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $346,039 based upon the average closing bid and asked price of such stock on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

               ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                                   FORM 10-KSB
                  For the Fiscal Year Ended September 30, 1999



                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I.

Item  1.    Description of Business.......................................  3
Item  2.    Description of Property....................................... 18
Item  3.    Legal Proceedings............................................. 19
Item  4.    Submission of Matters to a Vote of Security Holders........... 19

PART II.

Item  5.    Market for Common Stock and Related Stockholder Matters....... 19
Item  6.    Management's Discussion and Analysis or Plan of Operation..... 20
Item  7.    Financial Statements.......................................F1-F31
Item  8.    Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure.................. 23

PART III.

Item  9.    Directors, Executive Officers, Promoters and Control Persons;  23
                     Compliance with Section 16(a) of the Exchange Act....
Item 10.             Executive Compensation............................... 24
Item 11.             Security Ownership of Certain Beneficial Owners and
                     Management........................................... 25
Item 12.             Certain Relationships and Related Transactions....... 25

Signatures................................................................ 27

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

         Nationwide, 130 times more animal waste is produced than human waste -- 5 tons for every United States citizen -- with some livestock and poultry operations producing as much waste as a town or even a city! As animals become increasingly concentrated in certain regions of the country and on larger operations, there is not always enough fallow land to use all of the manure as fertilizer. These increasing concentrations of manure mean that the risk of water pollution from waste spills, runoff from fields and leakage from storage facilities is also increasing.

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

         The anaerobic digester handles all of the fluids. From that methane is excited off which runs the co-generation system. It goes through a series of three tanks and in the last tank the liquid is processed. Finally, the liquid is put through a filter system from which non-potable, re-useable, recyclable water is available for use for irrigation and/or for washing and flushing and using again to clean out the barns and wash the animals and basically used without having to repump or use fresh water.

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

         The Technology. The Company relies, among other things, on patented and Patent-pending technologies. The prototype was designed by Lifeline Enterprises L.L.C., a Utah limited liability company ("Lifeline"). Pursuant to a restated letter of understanding dated May 18, 1998, Lifeline agreed to transfer to the Company all rights, title and interest in and to the aerobic digester, the bio-reactor and the biologicals used therewith. There can be no assurance that a patent issued on this technology does not or will not infringe on the intellectual property rights of others or that it will not be invalidated later. In consideration for this transfer, the Company issued 100,000 shares of Common Stock to Lifeline and issued an additional 60,000 shares of Common Stock upon assignment to the Company of all patents to the bio-reactor.

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

THE COMPANY'S STRATEGY

         EPTC has begun marketing its Closed-Loop Waste Management Systems. These efforts are currently focused on large dairies milking approximately one thousand cows. These large dairies are concentrated in the western states of Arizona, California, Idaho, New Mexico, Oregon, and Washington. Wisconsin, based on the large number of dairies located there, represents an additional area of focus. EPTC will sell directly to the largest customers with its own trained and managed sales engineers.

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

         All of these permits have one purpose in mind: to keep America's waterways, watersheds and wetlands free of the effects of toxic and nutrient-overloaded waste streams. The goal is to have the farmer be a good steward of the land he controls, not to contaminate the water we drink, the air we breathe, or the food we eat.

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

         World population is expected to grow from 5.5 billion now to about 8 billion in the year 2020. By the year 2000, approximately 44 percent of the world's population is expected to reside in urban areas, up from 30 percent in 1980. These trends will have immense consequences on the volume and composition of global food demand. Specialists of the International Food Policy Research Institute estimates that the current demand of 1.7 billion tons of cereals and 206 million tons of meat, may increase by the year 2020 to 2.5 billion tons of cereal and at least 275 to 310 million tons of meat.

         According to a 1995 General Accounting Office report, there are 450,000 farms with confined (not pasture) feedlots out of 640,000 farms with livestock. EPTC is using the recently released "Unified National Strategy for Animal
Feeding Operations," a document prepared and jointly released by the USDA (United States Department of Agriculture) and the EPA (Environmental Protection Agency), as a guide to develop its marketing strategy for the next five years. The regulations contained in this Strategy became effective March 1999.

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

ASSEMBLY

         The Company currently contemplates that once it has proven the utility of its waste management system that it will contract with the various suppliers of the constituent components of the waste management system to deliver them
(i.e., drop ship) to sites specified by the Company. The Company will then provide for the assembly of the components into the waste management system for use at the specified location. There can be no assurance that the Company will be successful in coordinating the various deliveries of the component parts of its waste management system, or that it will be successful in assembling the component parts in the field, as currently contemplated.

COMPETITION

         The Company will directly and indirectly compete with other businesses, including businesses in the solid waste collection and disposal business, including Bion Environmental Technologies, Inc. and International Bio Recovery Corp., both of which companies engage in organic waste conversion. In many cases, these potential competitors are larger and more firmly established than the Company. In addition, many of such potential competitors have greater marketing and development budgets and greater capital resources than the Company. Accordingly, there can be no assurance that the Company will be able to achieve and maintain a competitive position in the businesses in which it will compete.

INTELLECTUAL PROPERTY

         The Company's success will depend, in part, on its ability to maintain protection for its products and processes under United States and foreign patent laws, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company possesses one patent and has applications pending. There can be no assurance that any s uch patent applications will result in issued patents, that any issued patents will afford adequate protection to the Company or not be challenged, invalidated, infringed or circumvented, or that any rights there under will afford competitive advantages to the Company. Furthermore, there can be no assurance that others have not independently developed, or will not independently develop, similar products and technologies or otherwise duplicate any of the Company's products and technologies.

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

         The Company does not have the expertise or equipment to mine the DE from the claims. Accordingly, the Company has held discussions with Terra Minerals Corporation ("Terra") of Salt Lake City to act as its mining consultant and operator. However, the Company may not develop or promote this business for the next 12 months, instead focusing its efforts and resources on the development of its Closed-Loop Waste Management Systems.

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

         In the year 2000, Environmental Products & Technology, Inc. took back National D.E. Systems, Inc, whose name has been changed to Organic Agricultural Products.

PERSONNEL

         As of September 30, 2000, the Company employed four people on a full-time basis. In addition the Company utilizes on a regular basis the services of six consultants and part-time employees. The Company believes that its future success will depend, in part, on its ability to continue to attract, hire and retain qualified personnel. The competition for such personnel is intense and no assurance can be given that the Company will be successful in attracting such personnel, particularly considering the low unemployment rate currently being experienced across the United States. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

RISK FACTORS

         In addition to the other information contained in this report, you should carefully consider the following risk factors in evaluating the Company.

         Accumulated Deficit; History of Operating Losses; Expectation of Future Losses. The Company has experienced significant operating losses since its inception. At September 30, 2000, the Company had an accumulated deficit of approximately $9,712,318. The Company incurred an operating loss of approximately $2,254,653 for the fiscal year ended September 30, 1999, and incurred an operating loss of approximately $(1,432,148) for the fiscal year ended September 30, 2000. Such losses have resulted principally from no revenues from operations and costs associated with the acquisition of the Company's technologies and general and administrative expenses. The Company has generated no revenues from operations and incurred increased losses to date and expects that it will continue to incur losses until such time, if ever, as revenues from product sales are sufficient to fund its continuing operations. The Company's profitability will depend on its ability to commercialize its waste management system. There can be no assurance that the Company will ever generate sufficient revenues to achieve profitability. See "Management's Discussion and Analysis or Plan of Operations," (Item 6 below).

         Development Stage Company. The Company is designated by its independent auditors as a development stage company in accordance with SFAS 7 "Accounting and Report by Development Stage Enterprises." Under this statement, a development stage company is an enterprise that is devoting substantially all of its time to establishing a new business and planned operations have not commenced. At this stage there is no assurance that the Company will be able to raise sufficient capital and develop a profitable market for its planned product.

         Capital Intensive Business; Need for Additional Financing. The Company's business is capital intensive. Developments in the Company's business and possible expansion into other markets could indicate that the Company} should expand its business at a faster rate than that currently planned for. More over, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated, which would require that the Company seek additional funds through equity, debt or other external financing. In any event, it is likely that the Company will attempt to raise additional capital to meet its obligations and to accelerate its growth. There can be no assurance that any additional capital resources which the Company may need will be available to the Company if and when required, or on terms that will be acceptable to the Company. If additional financing is required, or desired, the Company may be required to forgo a substantial interest in its future revenues or dilute the equity interests of existing stockholders, and a change in control of the Company may result. Further, if the Company is unable to obtain necessary financing, it may be required to significantly curtail its activities or cease operations. See "Management's Discussion and Analysis or Plan of Operations," (See Item 6).

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

         Uncertain Market Acceptance of the Company's Products. Through September 30, 2000, the Company has had no sales of its waste management system. There can be no assurance that significant, or any, sales will occur or that the Company's waste management system will obtain broad, or even limited, market acceptance. The decision by a potential customer to utilize the Company's waste management system is, among other things, technical in nature, requiring the customer to make an evaluation as to whether changes in its capital equipment or operating procedures will be required in order to realize the performance benefits of the Company's products. There can be no assurance that potential customers will choose to change their equipment or established procedures or be willing to incur any necessary costs to make such changes or that the benefits derived from utilizing the Company's waste management system will outweigh the costs incurred to make such changes.

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

         Dr.Connelly Hansen, Ph.D., of Utah State University, who has one of our digesters, has tested the results and has found them to be in very good shape.

         The company has three sites where company digesters have been put to work, and all have been successful. As of this date there have been no sales.

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

         To date, the Company has engaged in only limited manufacturing and there can be no assurance that the Company's efforts to expand its manufacturing capabilities will not exceed estimated costs or take longer than expected, or that other unanticipated problems will not arise that would materially adversely affect the Company's business and prospects. See "Management's Discussion and Analysis or Plan of Operations" and "Business," (See Item 6).

         Dependence on Major Subcontractors and Suppliers. The Company relies on subcontractors and suppliers to manufacture, sub-assemble and perform certain testing of all of the components of the Company's waste management system. The Company plans to outsource the manufacture of major components and complete final assembly and testing of its waste management systems at its customers operations. The inability to develop relationships with, or the loss of, subcontractors or suppliers, or the failure of its subcontractors or suppliers to meet the Company's price, quality, quantity and delivery requirements, could require the Company to reduce or eliminate expenditures for research and development, production or marketing of its products, or otherwise to curtail or discontinue its operations, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Dependence on Patents and Proprietary Technology. The Company's success will depend, in part, on its ability to maintain protection for its products and processes under United States and foreign patent laws, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company does not maintain any insurance to protect against infringement and, if such a claim were made against the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does have a patent and applications pending. There can be no assurance that any issued patents will afford adequate protection to the Company or not be challenged, invalidated, infringed or circumvented or that any rights thereunder will afford competitive advantages to the Company. Furthermore, there can be no assurance that others have not independently developed, or will not independently develop, similar products and technologies or otherwise duplicate any of the Company's products and technologies.

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

         Potential Environmental Liability. The Company's business exposes it to the risk that harmful substances may be released or escape into the environment from its processes or equipment, resulting in potential liability for the clean-up or redemption of the release and/or potential personal injury associated with the release. Liability for investigation and/or clean-up and corrective action costs exists under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and corresponding state laws. Additionally, the Company is potentially subject to regulatory liability for the generation, transportation, treatment, storage or disposal of hazardous waste if it does not act in accordance with the requirements of federal or state hazardous waste regulations or facility specific regulatory determinations, authorizations or exemptions. The Company is also potentially subject to regulatory liability for releases into the air or water under the Clean Air Act of 1970, as amended, and the Federal Water Pollution Control Act of 1972, as amended (hereinafter the "Clean Water Act"), and analogous state laws and regulations and various other applicable federal or state laws and regulations if it does not comply with those requirements.

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

         Control by Existing Management. The Company's executive officers and directors currently beneficially own approximately 39.84% of the outstanding shares of Common Stock. These persons, if acting in concert, will have significant voting power with respect to the election of directors and, in general, the outcome of any other matter submitted to a vote of stockholders.

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

         Outstanding Warrants and Options. Exercise of Registration Rights. The Company has outstanding (i) warrants to purchase an aggregate of 300,000 shares of Common stock at an exercise price of $2.00 per share (these shares terminate January 21, 2001); (ii) warrants sold in a private placement (the "Private Placement Warrants") to purchase 25,000 shares of Common Stock at an exercise price of $3.875 per share; and (iii) options to purchase an aggregate of 15,000 shares of Common Stock granted under the Company's 1996 Stock Option Plan at an exercise price of $.1875 per share. The Company has entered into a Loan Agreement with JNC Opportunity Fund, L.L.C., for a maximum of $1,000,000 to be funded on an "as needed" basis. As of the close of fiscal 2000, EPTC has taken down $500,000 of the $1,000,000 commitment. Part of the terms of the loan is that JNC will receive 1 warrant per every $2.00 loaned. Thus, 250,000 warrants have been issued in the favor of JNC Opportunity Fund, L.L.C. The exercise price on these warrants is $1.50 and the warrants expire 36 months after the date of issue. Holders of such warrants and options are likely to exercise them when, in all likelihood, the Company could obtain additional capital on terms more favorable than those provided by such warrants and options. Further, while these warrants and options are outstanding, the Company's ability to obtain additional financing on favorable terms may be adversely affected.

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

Item 2.           DESCRIPTION OF PROPERTY

FACILITIES

         The Company's facilities are located at 5380 North Sterling Center Drive, Westlake Village, California and presently consist of approximately 3,150 sq. ft. The Company believes that these facilities will meet the Company's needs. The Company leases this facility under a lease that expires on December 31, 2000. The base rent for the leased premises is $2,520 per month. The Company has extended the lease for an additional two-year period on the same terms and conditions except that the monthly rental payment for the first year of any such extension would be $2,674 and $2,754 for the second year.

Item 3.  LEGAL PROCEEDINGS

         Robert Stewart has filed suit against EPTC for unpaid salary and unpaid commissions. Stewart was never an employee of EPTC and, in fact, refused to fill out a W-4 Form because he insisted upon remaining a contractor to EPTC. He has never finalized a sale for EPTC and, therefore, has never earned a commission. Because he refused to become an employee of EPTC, he is due no salary. EPTC believes that it will successfully defend itself in this action.

         Wolfgang Daniels has filed suit against EPTC for having placed a "Stop Code" on a 124,000-share stock certificate, which he had accepted as security for three loans that he made in the favor of Orvin Nordness. The certificate was issued in the name of Guido Volante, and the "Stop Code" was issued because Volante never paid for the certificate. Nordness knew long before he applied to Daniels for the loan that the certificate was subject to the "Stop Code," but he never informed Daniels of it. EPTC believes that it will successfully defend itself in this action.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fiscal year ended September 30, 2000.

                                    PART II.

Item 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the OTC Bulletin Board under the symbol EPTC. The following table sets forth the range of high and low bid quotation per share for the Common Stock as reported by the OTC Bulletin Board during the calendar years indicated. The bid price reflects inter-dealer prices and does not include retail mark-up, markdown, or commission. The Company effected a 2 for 1 forward stock split that became effective on May 12, 1998. The following table does not give effect to such stock split except as indicated. According to records of the Company's transfer agent, as of December 4, 2000, the Company had approximately 413 stockholders of record and approximately 500 stockholders in street name.

                                                      HIGH          LOW
                                                      ----          ---
1998
First Quarter.....................................  10.375         2.313
  Second Quarter....................................13.000         7.625
  Second Quarter (after May 11, 1998)...........     9.125         7.250
  Third Quarter..................................... 7.563         4.375
  Fourth Quarter.................................... 5.625          3.00
1999

First Quarter.....................................   5.750          3.00
  Second Quarter....................................10.250         3.125
  Third Quarter.....................................10.125          5.00
  Fourth Quarter.................................... 8.250          2.50
2000

First Quarter.....................................   3.000         2.125
  Second Quarter.................................. . 2.875         1.000
  Third Quarter..................................... ..780          .065
  Fourth Quarter.................................... ..875          .0625

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

         The Company has projected expense of $ 850,000 through June 2001. As of September 30,2000, the Company had approximately $ 145,000 of cash and cash equivalents. The Company is in the process of raising additional funds which will allow the Company to operate even if the Company generates no revenue during this period.

         The Company intends to continue product development with the test of three full-scale systems to be operated at Utah State University, Cal Poly - Pomona and College of the Sequoias. The portable units will be employed for continued demonstrations and sales activity. The goal of such tests is to refine the process from a batch load to a continuous feed system. At the same time the development of an input/ feed conveyor system and a variable discharge rate screw mechanism to load the bioreactor needs to be completed. In addition, a solid waste process will also need to be developed.

RESULTS OF OPERATION

FISCAL YEAR ENDED SEPTEMBER 30, 2000, COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1999

         The Company generated no revenue for this Fiscal year ended September 30, 2000 ("Fiscal 2000") and for the fiscal year ended September 30, 1999 ("Fiscal 1999").

         Research and development expenses for Fiscal 2000 decreased by $41,104, to $314,476 from $355,580 for Fiscal 1999. This decrease in research and development expenses for Fiscal 2000 reflects expenses associated with the research, design and development of the Company's Closed -Loop Waste Management System.

         General and administrative expenses for Fiscal 2000 decreased by $211,289, or approximately 17%, to $1,021,617 from $1,232,906 for Fiscal 1999.
This increase in general and administrative expenses was primarily the result of the increased salaries and rental expense which was partially offset by decreased consulting and other expenses.

         Interest expense for Fiscal 2000 was $6,667 compared to $-0- for Fiscal 1999.

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

         In April 1998, the Company sold 3,000 shares of Series A preferred Stock together with warrants (the "Private Placement Warrants") to purchase 300,000 shares of Common Stock (the "1998 Private Placement") for gross proceeds of $3,000,000. The net proceeds to the Company of approximately $2,675,000 will be used for continue research and development, working capital and general corporate purpose. The Private Placement Warrants have an initial exercise price of $3.875 per share. Private Placement Warrants expire on March 31, 2001. The Private Placement Warrants contain provisions for the adjustment of the exercise price and the aggregate number of shares issuable upon exercise under certain circumstances, including without limitation, stock dividends, stock splits, reorganization, reclassification, consolidations, certain dilutive sales of securities for which the Private Placements Warrants are exercisable below the then existing Market Price (as defined) and failure to maintain a sufficient number of authorized shares of Common Stock for issuance and delivery upon exercise of the Private Placement Warrants.

         On August 7, 2000, the Company entered into a Loan Agreement with JNC Opportunity Fund, L.L.C., for a maximum amount of $1,000,000 to be funded on an "as needed" basis. As of the close of fiscal 2000, EPTC has taken down $500,000 of the $1,000,000 commitment. The proceeds of this loan were for the purposes of operations, engineering, and marketing. The cost associated with securing this loan were exactly $25,000. Terms of the loan are 10% per annum due and payable quarterly in arrears on each May 7, August 7, November 7, and February 7, commencing February 7, 2001. An additional 20% is due to the Lender at the end of the term of the loan. The Lender has the option to convert the principal and interest to equity at the 80% of market value at the time of conversion with a minimum price of $.50 and a maximum price of $2.50.

         The Company also has commitments under (i) an employment agreement with Marvin Mears, the Company's Chairman and Chief Executive Officer; and (ii) an office lease that expires December 31, 2001.

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

YEAR 2000 COMPLIANCE

         We have completed a comprehensive review of our computer systems to identify all software applications that could be affected by the inability of many existing computer systems to process time-sensitive data accurately beyond the year 1999 (referred to as the "Year 2000" issue). We are also continuing to monitor our computer systems and we are monitoring the adequacy of the processes and progress of third-party vendors of systems that may be affected by the Year 2000 issue. We are dependent on third-party computer systems applications, particularly with respect to such critical tasks as accounting, billing and buying. We also rely on our own computer systems. EPTC expected to complete its Year 2000 compliance program by mid-1999 and anticipates that its total expenditures on such programs will not exceed $20,000. However, we may experience cost overturns or delays, in the future, which could have material adverse effect on our business, results of operations and financial condition. While we believe our procedures are designed to be successful, because of the complexity of the Year 2000 issue and the interdependence of organizations using computer systems, our efforts, or those of third-parties with whom we interact, may not be satisfactorily completed in a timely fashion. If we fail to satisfactorily address the Year 2000 issue, then our business, results of operations and financial condition could be materially adversely affected. As of September 30, 2000, EPTC is in Y2K compliance.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                                              September 30, 2000

--------------------------------------------------------------------------------


                                                                        Page
                                                                        ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       F-2

FINANCIAL STATEMENTS

     Balance Sheet                                                    F-3 - F-4

     Statements of Operations                                            F-5

     Statements of Comprehensive Loss                                    F-6

     Statements of Shareholders' Equity                              F-7 - F-11

     Statements of Cash Flows                                        F-12 - F-14

     Notes to Financial Statements                                   F-15 - F-31

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Environmental Products & Technologies Corporation

We have audited the accompanying balance sheet of Environmental Products & Technologies Corporation (a development stage company) as of September 30, 2000, and the related statements of operations, comprehensive loss, shareholders' equity, and cash flows for each of the two years in the period ended September 30, 2000, and for the period from October 1, 1995 (inception) to September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Products & Technologies Corporation as of September 30, 2000, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2000, and for the period from October 1, 1995 (inception) to September 30, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of $1,432,148 and it had negative cash flows from operations of $459,850 during the year ended September 30, 2000. In addition, it had an accumulated deficit of $9,712,318 at September 30, 2000. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
-----------------------------------------
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Los Angeles, California
December 8, 2000

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                   BALANCE SHEET
                                                              September 30, 2000

--------------------------------------------------------------------------------


                                     ASSETS
                                     ------

Current assets

     Cash                                                               $145,208
     Marketable securities                                                10,332
     Notes receivable, net of
         allowance of $200,000                                              --
     Current portion of notes receivable
         - related parties, net of
         allowance of $217,659                                            67,146
     Interest receivable                                                  45,787
     Prepaid and other assets                                             27,063
                                                                        --------

              Total current assets                                       295,536

Property and equipment, net                                               26,274
Notes receivable - related parties,
     net of current portion                                                  415
Other assets                                                               8,220
                                                                        --------

                  Total assets                                          $330,445
                                                                        ========

   The accompanying notes are an itegral part of these financials statements.


                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                   BALANCE SHEET
                                                              September 30, 2000

--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities

     Accounts payable                                                     $        218,786
     Accrued salaries and benefits                                                 370,542
     Accrued interest                                                                6,667
     Due to officers                                                                16,856
                                                                          ----------------

         Total current liabilities                                                 612,851

Convertible note payable                                                           500,000
                                                                          ----------------

              Total liabilities                                                  1,112,851
                                                                          ----------------

Commitments and contingencies

Shareholders' deficit

     Series A convertible preferred
         stock, $0.01 par value
         20,000,000 shares authorized
         2,000 shares issued and outstanding                                            20
     Common stock, $0.01 par value
         20,000,000 shares authorized
         9,202,437 shares issued and outstanding                                    92,024
     Additional paid-in capital                                                  8,951,833
     Other comprehensive loss                                                     (113,965)
     Deficit accumulated prior to the development stage                           (695,452)
     Deficit accumulated during the development stage                           (9,016,866)
                                                                          ----------------

              Total shareholders' deficit                                         (782,406)
                                                                          ----------------

                  Total liabilities and shareholders' deficit             $        330,445
                                                                          ================

   The accompanying notes are an itegral part of these financials statements.


                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
                                                             For the Years Ended
                                         September 30, 2000 and 1999 and for the
                                      Period from October 1, 1995 (Inception) to
                                                              September 30, 2000

-----------------------------------------------------------------------------------------------------------


                                                                                                  For the
                                                                                                Period from
                                                                                                 October 1,
                                                                                                    1995
                                                                       For the Years Ended      (Inception) to
                                                                           September 30,         September 30,
                                                                      2000              1999        2000
                                                                  -----------    -----------    -----------
Operating expenses

   Selling, general, and administrative                           $ 1,021,617    $ 1,232,906    $ 3,872,040
   Research and development                                           314,476        355,580      1,124,656
   Write-down of note receivable                                         --          200,000        200,000
   Write-down of note receivable - related party                      164,606        289,753        454,359
   Write-down of investment                                              --           58,887         58,887
                                                                  -----------    -----------    -----------

     Total operating expenses                                       1,500,699      2,137,126      5,709,942
                                                                  -----------    -----------    -----------

Loss from operations                                               (1,500,699)    (2,137,126)    (5,709,942)
                                                                  -----------    -----------    -----------

Other income (expense)

   Interest income                                                     79,217         84,234        220,218
   Interest expense                                                    (6,667)          --          (29,980)
   Loss on sale of marketable securities                                 --         (200,961)      (200,961)
                                                                  -----------    -----------    -----------

     Total other income (expense)                                      72,550       (116,727)       (10,723)

Loss before extraordinary item                                     (1,423,149)    (2,253,853)    (5,720,665)
Extraordinary item

   Gain on extinguishment of debt                                        --             --           64,208
                                                                  -----------    -----------    -----------

Net loss before provision for income taxes                         (1,428,149)    (2,253,853)    (5,656,457)
Provision for income taxes                                              3,999            800          4,799
                                                                  -----------    -----------    -----------

Net loss                                                           (1,432,148)    (2,254,653)    (5,661,256)

Preferred stock premium                                                  --          (60,000)    (3,355,610)
                                                                  -----------    -----------    -----------
Net loss attributable to common shareholders                      $(1,432,148)   $(2,314,653)   $(9,016,866)
                                                                  ===========    ===========    ===========

Net loss per common share                                         $     (0.16)   $     (0.27)          --
                                                                  ===========    ===========    ===========

Weighted-average common shares
   outstanding                                                      9,021,705      8,669,543            --
                                                                  ===========    ===========    ===========


   The accompanying notes are an itegral part of these financials statements.


                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENTS OF COMPREHENSIVE LOSS
                                                             For the Years Ended
                                         September 30, 2000 and 1999 and for the
                                      Period from October 1, 1995 (Inception) to
                                                              September 30, 2000

-----------------------------------------------------------------------------------------------------------


                                                                                                     For the
                                                                                                  Period from
                                                                                                   October 1,
                                                                                                      1995
                                                                       For the Years Ended       (Inception) to
                                                                          September 30,           September 30,
                                                                       2000            1999           2000
                                                                   -------------   -------------   -----------

Net loss attributable to common shareholders                       $  (1,432,148)  $  (2,314,653)  $(9,016,866)

Other comprehensive loss, net of tax
   Unrealized holding loss on marketable securities                      (58,997)        (39,980)     (113,965)
                                                                   -------------   -------------   -----------

     Comprehensive loss                                            $  (1,491,145)  $  (2,354,633)  $(9,130,831)
                                                                   =============   =============   ===========

   The accompanying notes are an itegral part of these financials statements.


                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF SHAREHOLDERS' EQUITY
           For the Period from October 1, 1995 (Inception) to September 30, 2000

-----------------------------------------------------------------------------------------------------------------------------------



                                                                                             Deficit         Deficit
                                                                                  Other    Accumulated     Accumulated
                                                                      Additional  Compre-   Prior to the     during the
                  Convertible Preferred Stock     Common Stock         Paid-In    hensive   Development     Development
                    Shares       Amount       Shares        Amount     Capital     Loss       Stage          Stage         Total
                   --------     --------     --------      --------    --------  --------    --------       --------      --------

Balance,
   October 1,
     1995
   (Beginning of
   Development
   Stage)              --          $--      5,356,148    $   53,561    $  646,525    $--     $ (695,452)   $     --      $    4,634
Common stock
   issued for
   cash                --           --      3,140,000        31,400       690,375     --           --            --         721,775
Common stock
   cancelled           --           --       (889,000)       (8,890)        8,890     --           --            --            --
Executive
   compensation        --           --           --            --          18,460     --           --            --          18,460
Stock options
   granted             --           --           --            --          54,450     --           --            --          54,450
Costs to raise
   capital             --           --           --            --         (32,223)    --           --            --         (32,223)
Net loss               --           --           --            --            --       --           --        (677,472)     (677,472)
                   --------     --------     --------      --------      -------- --------     --------      --------      --------

    The accompanying notes are an itegral part of these financials statements.


                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF SHAREHOLDERS' EQUITY
           For the Period from October 1, 1995 (Inception) to September 30, 2000

-----------------------------------------------------------------------------------------------------------------------------------



                                                                                             Deficit         Deficit
                                                                                  Other    Accumulated     Accumulated
                                                                      Additional  Compre-   Prior to the     during the
                  Convertible Preferred Stock     Common Stock         Paid-In    hensive   Development     Development
                    Shares    Amount         Shares        Amount     Capital     Loss       Stage          Stage           Total
                   --------  --------       --------      --------    --------  --------    --------       --------        --------

Balance,
   September 30,
     1997             --     $   --       7,607,148    $  76,071    $ 1,386,477    $-     $  (695,452)   $  (677,472)   $    89,624
Common stock
   issued for
     Cash             --         --         300,000        3,000         87,625    --            --             --           90,625
     Research and
     development      --         --         100,000        1,000        130,250    --            --             --          131,250
Note payable          --         --          10,000          100          9,900    --            --             --           10,000
Preferred stock
   issued for
     Cash            3,000         30          --           --        2,999,970    --            --             --        3,000,000
Costs to raise
   capital            --         --            --           --         (324,800)   --            --             --         (324,800)
Warrant
   transactions       --         --         570,000        5,700         (5,700)   --            --             --             --
Common stock
   redeemed           --         --         (20,000)        (200)        (5,500)   --            --             --           (5,700)
Preferred stock
   dividend           --         --            --           --        3,295,610    --            --       (3,295,610)          --

   The accompanying notes are an itegral part of these financials statements.


                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF SHAREHOLDERS' EQUITY
           For the Period from October 1, 1995 (Inception) to September 30, 2000

-----------------------------------------------------------------------------------------------------------------------------------



                                                                                             Deficit         Deficit
                                                                                  Other    Accumulated     Accumulated
                                                                      Additional  Compre-   Prior to the     during the
                  Convertible Preferred Stock     Common Stock         Paid-In    hensive   Development     Development
                    Shares       Amount       Shares      Amount       Capital     Loss        Stage          Stage         Total
                   --------     --------     --------     --------    --------   --------    --------       --------      --------

Executive
   compensation          --    $      --           --   $   --      $     5,000 $    --    $      --     $      --    $     5,000
Warrants granted         --           --           --       --          356,856      --           --            --        356,856
Unrealized loss
   on marketable
   securities            --           --           --       --             --     (14,988)        --            --        (14,988)
Net loss                 --           --           --       --             --        --           --      (1,296,983)  (1,296,983)
                     --------     --------     --------  --------      --------  --------     --------     ---------    ---------

Balance,
   September 30,
   1998                 3,000           30    8,567,148   85,671      7,935,688   (14,988)    (695,452)   (5,270,065)   2,040,884
Common stock
   issued as a
   premium upon
   conversion of
   preferred stock       --           --         15,484      155         59,845      --           --         (60,000)        --
Warrant
   exercised             --           --        212,224    2,122        530,690      --           --            --        532,812
Common stock
   cancelled             --           --       (248,000)  (2,480)         2,480      --           --            --           --
Preferred stock
   conversion          (1,000)         (10)     258,065    2,581         (2,571)     --           --            --           --

   The accompanying notes are an itegral part of these financials statements.



                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF SHAREHOLDERS' EQUITY
           For the Period from October 1, 1995 (Inception) to September 30, 2000

-----------------------------------------------------------------------------------------------------------------------------------



                                                                                             Deficit         Deficit
                                                                                  Other    Accumulated     Accumulated
                                                                      Additional  Compre-   Prior to the     during the
                Convertible Preferred Stock     Common Stock         Paid-In       hensive   Development   Development
                      Shares    Amount       Shares       Amount       Capital     Loss        Stage          Stage         Total
                     --------  --------     --------     --------    --------   --------    --------       --------      --------

Common stock
   issued as an
   investment          --     $   --        10,000   $     100   $    42,710   $      --    $      --    $      --    $    42,810
Unrealized
   loss on
   marketable
   securities          --         --          --          --            --         (39,980)        --           --        (39,980)
Net loss               --         --          --          --            --            --           --     (2,254,653)  (2,254,653)
Balance,
   September 30,
    1999              2,000         20   8,814,921      88,149     8,568,842       (54,968)    (695,452)  (7,584,718)     321,873
Issuance of
   common stock
   for services
   rendered            --         --       187,516       1,875       234,991          --           --           --        236,866
Issuance of
   common stock
   in connection
   with legal
   settlement          --         --       140,000       1,400       103,600          --           --           --        105,000

                                      F-10
   The accompanying notes are an itegral part of these financials statements.


                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF SHAREHOLDERS' EQUITY
           For the Period from October 1, 1995 (Inception) to September 30, 2000

-----------------------------------------------------------------------------------------------------------------------------------



                                                                                         Deficit        Deficit
                                                                             Other     Accumulated    Accumulated
                                                                 Additional  Compre-   Prior to the   during the
                Convertible Preferred Stock     Common Stock       Paid-In    hensive   Development   Development
                   Shares    Amount       Shares       Amount     Capital     Loss        Stage          Stage            Total
                  --------  --------    --------     --------    --------   --------     --------       --------         --------

Issuance of
   common stock
   in connection
   with patent       --     $  --      $ 60,000   $     600   $    44,400   $      --      $      --     $      --      $    45,000
Unrealized loss
   on marketable
   securities        --        --          --          --            --         (58,997)          --            --          (58,997)
Net loss             --        --          --          --            --            --             --      (1,432,148)    (1,432,148)
                 --------  --------    --------    --------      --------      --------       --------     ---------    -----------

Balance,
   September 30,
       2000         2,000   $     20  9,202,437   $  92,024   $ 8,951,833   $  (113,965)   $  (695,452)  $(9,016,866)   $  (782,406)
                    =====   ========  =========   =========   ===========   ===========    ===========   ===========    ===========


   The accompanying notes are an itegral part of these financials statements.


                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                                                             For the Years Ended
                                         September 30, 2000 and 1999 and for the
                                      Period from October 1, 1995 (Inception) to
                                                              September 30, 2000

------------------------------------------------------------------------------------------------------------------------



                                                                                                      For the Period from
                                                                                                         October 1,

                                                                       For the Years Ended                 1995
                                                                           September 30,               (Inception) to
                                                                  ------------------------------       September 30,
                                                                       2000             1999               2000
                                                                  ----------------  ---------------  ----------------

Cash flows from operating activities

   Net loss                                                     $     (1,432,148) $    (2,254,653)   $   (5,661,256)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                                      17,529           34,776            70,762
       Loss on sale of marketable securities                                   -          200,961           200,961
       Write-down of interest receivable                                 (45,037)               -           (45,037)
       Write-down of notes receivable                                          -          200,000           200,000
       Write-down of notes receivable - related party                    168,438          289,753           458,191
       Write-down of investment                                                -           58,887            58,887
       Loss on abandoned property and equipment                                -                -             1,093
       Write-down of mining rights                                             -                -            35,000
       Gain on extinguishment of debt                                          -                -           (64,208)
       Non-cash research and development                                       -                -           131,250
       Non-cash consulting fees                                                -                -           536,306
       Non-cash executive compensation                                         -                -            23,460
       Stock issued for services rendered                                236,866                -           236,866
       Stock issued in connection with legal settlement                  105,000                -           105,000
       Stock issued for obtaining patent                                  45,000                -            45,000
   (Increase) decrease in

     Interest receivable                                                  15,826          (60,167)          (45,787)
     Prepaid and other assets                                             (7,933)         (19,131)          (27,064)
     Other assets                                                              -           10,000            (3,220)
   Increase (decrease) in

     Accounts payable                                                    202,489            4,846           213,527
     Accrued salaries and benefits                                       219,542          107,000           427,430
     Accrued interest                                                      6,667                -            13,987
     Settlement payable                                                        -                -            10,000
     Due to officers                                                       7,911           (4,333)            3,578
                                                                ----------------  ---------------  ----------------

         Net cash used in operating activities                          (459,850)      (1,432,061)       (3,075,274)
                                                                ----------------  ---------------    ---------------

   The accompanying notes are an itegral part of these financials statements.
                                      F-12


                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                                                             For the Years Ended
                                         September 30, 2000 and 1999 and for the
                                      Period from October 1, 1995 (Inception) to
                                                              September 30, 2000

----------------------------------------------------------------------------------------------------------------



                                                                                              For the Period from
                                                                                                  October 1,

                                                                       For the Years Ended           1995
                                                                           September 30,        (Inception) to
                                                             ------------------------------      September 30,
                                                                 2000          1999                  2000
                                                             -----------    -----------          -----------

Cash flows from investing activities
   Investment in related party                                $      --   $     (16,077)      $     (16,077)
   Loans to related parties                                          --        (285,000)           (554,631)
   Loans to unrelated parties                                        --        (216,800)           (216,800)
   Purchase of property and equipment                                --            (985)            (98,116)
   Purchase of mining rights                                         --            --               (40,000)
   Purchase of marketable securities                                 --        (237,772)           (604,785)
   Proceeds from sale of marketable securities                       --         312,501             279,514
   Proceeds from loans                                               --             996                 996
                                                             -----------    -----------         -----------

         Net cash used in investing activities                       --        (443,137)         (1,249,899)

Cash flows from financing activities

   Proceeds from convertible note payable                         500,000          --               500,000
   Proceeds from exercise of warrants                                --         532,812             532,812
   Proceeds from sale of preferred stock                             --            --             3,000,000
   Proceeds from sale of common stock                                --            --               820,100
   Costs to raise capital                                            --            --              (357,023)
   Common stock redeemed                                             --            --                (5,700)
   Loan payments                                                     --            --               (22,000)
                                                             -----------    -----------         -----------
         Net cash provided by financing activities                500,000       532,812           4,468,189
                                                             -----------    -----------         -----------

           Net increase (decrease) in cash                         40,150    (1,342,386)            143,016

Cash, beginning of period                                         105,058     1,447,444           1,554,694
                                                             -----------    -----------         -----------

Cash, end of period                                           $   145,208 $     105,058       $ 1,697,710
                                                             ===========    ===========         ===========


   The accompanying notes are an itegral part of these financials statements.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                                                             For the Years Ended
                                         September 30, 2000 and 1999 and for the
                                      Period from October 1, 1995 (Inception) to
                                                              September 30, 2000

-------------------------------------------------------------------------------


Supplemental disclosures of cash flow information

During the years ended September 30, 2000 and 1999 and the period from October 1, 1995 (inception) to September 30, 2000, the Company paid $3,999, $800, and $4,799, respectively, in income taxes.

During the years ended September 30, 2000 and 1999 and the period from October 1, 1995 (inception) to September 30, 2000, the Company paid interest of $6,667, $0, and $32,380, respectively.

Supplemental schedule of non-cash investing and financing activities During the year ended September 30, 1999, the Company completed the following transactions:

o Converted 1,000 shares of Series A convertible preferred stock into 273,549 shares of common stock, including 15,484 shares issued as a premium.

o In accordance with a court order, cancelled 248,000 shares of common stock.

o In connection with the receipt of a note receivable from a related party, issued 10,000 shares of common stock valued at $42,810 as an investment.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 2000

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company incurred a net loss of $1,432,148 and it had negative cash flows from operations of $459,850 during the year ended September 30, 2000. In addition, it had an accumulated deficit of $9,712,318 at September 30, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 2000

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Basis of Presentation (Continued)
         ---------------------------------

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

         Income Taxes
         ------------

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year which the differences are expected to be settled or realized.

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

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 2000

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Loss per Share
         --------------

         The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended September 30, 2000 and 1999, the following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

                                                           2000         1999
                                                         -------      -------
      Options outstanding under the Company's stock
          option plans                                    50,000       50,000
      Warrants issued for services rendered              325,000      325,000
      Warrants issued with convertible note payable      250,000         --

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

         Common Stock Split
         ------------------

         On April 20, 1998, the Board of Directors declared a two-for-one forward stock split to the holders of record on May 4, 1998. The effect of the stock split has been retroactively applied to all periods presented.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 2000

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Comprehensive Loss
         ------------------

         The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive loss and its components in a financial statement. Comprehensive loss as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive loss, which are excluded from net loss, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Total comprehensive loss is presented in the statement of comprehensive loss.

         Fair Value of Financial Instruments
         -----------------------------------

         The fair market value of the notes receivable approximates cost based on current borrowing rates. Equity securities held by the Company include available-for-sale securities, which are reported at fair value. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported net of any income tax effect as a separate component of shareholders' equity. At September 30, 2000, the Company had an unrealized loss of $113,965, and the accounts were adjusted to reflect the loss.

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

         Recently Issued Accounting Pronouncements
         -----------------------------------------

         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. Management has not yet determined the complete impact of SAB No. 101 on the Company; however, management does expect that application of SAB No. 101 will have a material effect on the Company's revenue recognition and results of operations.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 2000

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recently Issued Accounting Pronouncements (Continued)
         -----------------------------------------
         In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (an Interpretation of Accounting Principles Bulletin Opinion No. 25 ("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000, and the Company has adopted FIN 44 as of that date.

         In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

         In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.


NOTE 3 - CONCENTRATION OF CREDIT RISK

         The Company primarily transacts its business with a financial institution and may maintain deposits in excess of federally insured limits. At September 30, 2000, uninsured portions of the balances held at this financial institution totaled $105,796. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

NOTE 4 - MARKETABLE SECURITIES

         As of September 30, 2000, the Company classified investments with a cost of $124,297 and market value of $10,332 as available-for-sale securities. The following marketable securities were included in the accompanying balance sheet as of September 30, 2000:

                  Equity securities

                      Aggregate cost                         $        124,297
                      Unrealized loss                                 113,965
                                                             ----------------

                           Aggregate market value            $         10,332
                                                             ================

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 2000

--------------------------------------------------------------------------------

NOTE 5 - NOTES RECEIVABLE

         In December 1998, the Company loaned $200,000 to an unrelated third party. The note is unsecured and bears interest at 10% per annum with principal and interest due at maturity on February 7, 1999. The due date of the note was extended to February 25, 2001, which was mutually agreed on by both parties. The principal portion of the notes was fully reserved at September 30, 2000 since no payment has been received.

NOTE 6 - NOTES RECEIVABLE - RELATED PARTIES

         In October 1998, the Company loaned $185,000 to a company that is a supplier and whose owner is a shareholder of the Company. The shareholder pledged 705,873 shares of White Mountain Mining and Manufacturing stock owned by three officers of the shareholder company, a 71% interest, as collateral for the note. The note bears interest at 10% per annum with principal and interest due at maturity on June 15, 1999. Upon mutual agreement by both parties, the note was extended to March 15, 2000. In connection with the note, the Company agreed to provide up to $20,000 as working capital funds. At September 30, 2000, the Company had distributed $16,077. In addition, the Company issued 10,000 shares of common stock to the related party on January 22, 1999 as an investment. The shares had a market value of $42,810 on the date of issuance. The note and the investment were fully reserved at September 30, 2000 since no payment has been received.

         In October 1998, the Company loaned $100,000 to a shareholder. The note is collateralized by 50,000 shares of the Company's stock owned by the shareholder, which had a market value of $7,800 at September 30, 2000. Interest accrues at 12% per annum with principal and interest due at maturity on December 22, 1998. Upon mutual agreement by both parties, the note was extended to February 25, 2001. A reserve of $87,345 on the principal balance was recorded at September 30, 2000 since no payment has been received and due to a decrease in the market value of the collateral.

         In September  1998, the Company loaned  $135,000 to a shareholder.  The note is collateralized by shares of publicly traded companies, including 60,000 shares of the Company's stock owned by the shareholder, which had a market value of $9,360 at September 30, 2000. Interest accrues at 12% per annum with principal and interest due at maturity on December 17, 1998. The due date of the note was extended to February 25, 2001, which was mutually agreed on by both parties. A reserve of $130,314 on the principal balance was recorded at September 30, 2000 since no payment has been received and due to a decrease in the market value of the collateral.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 2000

--------------------------------------------------------------------------------

NOTE 6 - NOTES RECEIVABLE - RELATED PARTIES (Continued)

         The Company holds notes receivable from two officers/shareholders. Both notes bear interest at 9% per annum. One note is for $12,116 and was due November 12, 1999, but was extended to July 29, 2001. The second note is for $24,515 and is due July 29, 2001.

         The Company holds notes receivable of $8,300 and $8,500 from two employees, of which $1,017 and $2,194, respectively, of principal was paid as of September 30, 2000, and the notes are due on October 15, 2001 and November 15, 2001, respectively. Interest is payable monthly on both notes at 9% per annum.

NOTE 7 - AMOUNTS DUE TO/FROM OFFICERS

         During the year ended September 30, 1999, the Company advanced $5,000 to an officer/shareholder. The Company owes $13,950 for expense reimbursements to two officers/shareholders, of which $13,283 is due to the same officer/shareholder for which the $5,000 advance was made, resulting in a net liability of $8,950.

         At September 30, 2000, the Company owed an additional $7,906 of expense reimbursements to the same officer/shareholder, resulting in a total net liability of $16,856 since no payments had been made by the Company during the year.

NOTE 8 - PROPERTY AND EQUIPMENT

         Property  and  equipment  at  September  30,  2000   consisted  of  the
following:

     Office equipment                                     $         30,335
     Computer equipment                                             64,956
     Leasehold improvements                                          1,732
                                                          ----------------

                                                                    97,023

     Less accumulated depreciation and amortization                 70,749
                                                          ----------------

         Total                                            $         26,274
                                                          ================

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 2000

--------------------------------------------------------------------------------

NOTE 9 - CONVERTIBLE NOTE PAYABLE

         On August 7, 2000, the Company entered into a convertible loan agreement with a third party to borrow up to $1,000,000. All borrowings under the agreement incur interest at 10% per annum to be paid quarterly in arrears on each May 7, August 7, November 7, and February 7, commencing February 7, 2001. The total amount borrowed is due on the earlier of (1) February 7, 2002 (2) the 365th day following the earlier of (a) the last funding date or (b) the 30th day following the funding date resulting in the loan balance being greater than or equal to $900,000, or (3) the occurrence of certain events. The certain events can be any one of the following:

         o Default on principal or interest payments
         o Failure to register the common stock into which the note can be converted within 180 days from the effective date of the note
         o Failure to deliver stock certificates to the lender prior to the 12th day after a conversion date
         o Failure of the Company's  common stock to be eligible for trading
         o A change in control of the Company

         Starting on May 4, 2001, the lender has the option to have all or a portion of any repayment be made in the form of shares of the Company's common stock. The conversion price is based on 80% of the average of the three lowest market values of the Company's common stock during the 10 consecutive days preceding a conversion date. The conversion price may not be less than $0.50 and not greater than $2.50 per share of common stock.

         In addition, under the terms of the loan agreement, the lender is granted 5,000 warrants for every $10,000 borrowed by the Company. The warrants vest immediately, have an exercise price of $1.50 per share, and expire on March 7, 2004. At September 30, 2000, 250,000 warrants had been granted to the lender.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

         Lease
         -----

         The Company leases its facilities under a two-year, non-cancelable, operating lease agreement entered into on January 1, 1998. The lease was extended for an additional two years and expires on December 31, 2001.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 2000

--------------------------------------------------------------------------------

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

         Lease (Continued)
         -----
         Future minimum lease payments at September 30, 2000 were as follows:

                 Year Ending
                September 30,
               ----------------
                      2001                           $         32,808
                      2002                                      8,262
                                                     ----------------
                           Total                     $         41,070
                                                     ================

         Rent expense was $35,225 and $37,252 for the years ended September 30, 2000 and 1999, respectively.

         Employment Agreement
         --------------------

         The Company has entered into an employment contract with an executive officer which will expire in April 2002. The agreement provides for minimum salary levels, plus annual bonuses at the sole discretion of the Board of Directors. The aggregate commitment for future salaries at September 30, 2000 was as follows:

                  Year Ending
                  September 30,
                ----------------
                      2001                             $         155,000
                      2002                                        91,000
                                                        ----------------

                           Total                        $        246,000
                                                        ================

         Litigation
         ----------

         On May 13, 1999, the Company filed a lawsuit against a former director of the Company, alleging that a third party failed to pay $210,000 for 150,000 shares of the Company's common stock issued on February 27, 1996. A judgment was made by the United States District Court in favor of the Company, finding that the Company is entitled to $500,500 in damages from the third party and the cancellation of 124,000 of the issued shares. As of September 30, 1999, the shares had been cancelled, and no damages had been collected from the third party.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 2000

--------------------------------------------------------------------------------

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

         Litigation (Continued)
         ----------
         On March 16, 1999, the Company was named as the defendant in a civil complaint filed by two former employees and an outside consultant. The lawsuit alleges the existence of two separate stock option plans for the Company, one written, approved by the shareholders and the Board of Directors and filed with the Securities and Exchange Commission, and a second "oral" stock option plan. On April 14, 2000, a Settlement Agreement was established which entitled the three individuals to a total of 140,000 shares of free-trading common stock in the Company.

         Other Commitments and Contingencies
         -----------------------------------

         Pursuant to a revised letter of understanding dated May 18, 1998, Lifeline Enterprises ("Lifeline"), a Utah limited liability company, agreed to transfer to the Company all rights, title, and interest in and to an anaerobic digester, a bio-reactor, and the biologicals used therewith. In consideration for this transfer, the Company issued 100,000 shares of common stock to Lifeline and issued an additional 60,000 shares of common stock per the patent agreement dated April 14, 2000, upon assignment to the Company of all patents to the bio-reactor. The value of the initial 100,000 shares on the date of issuance was $131,250 and was expensed as incurred as research and development.

NOTE 11 - SHAREHOLDERS' DEFICIT

         Convertible Preferred Stock
         ---------------------------

         On March 31, 1998, the Company issued 3,000 shares of Series A convertible preferred stock and 300,000 warrants for $3,000,000. The holders of the Series A convertible preferred stock are not entitled to receive dividends and do not have voting rights. The preferred stock can be converted into common stock at a fixed or variable conversion price, whichever is more beneficial to the shareholder, at the option of the holder upon issuance. The maturity date of the convertible preferred stock was initially March 31, 2000, but was extended to March 31, 2001, which was mutually agreed on by both parties. The fixed conversion price is $3.875 per share. The variable conversion price is 80% of the average of the five lowest closing market prices of the stock on the 15 trading days immediately before the conversion date. The number of common shares is determined by dividing $1,000 by the conversion price and multiplying the resulting amount by the number of preferred shares being converted. There is also a premium that can be redeemed at the time of conversion by the Company in cash. If it is not redeemed in cash, it will add to the stated value of the preferred shares in arriving at the number of common shares to be issued. The premium is 6% (on an annualized basis) of the stated value of the preferred shares.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 2000

--------------------------------------------------------------------------------

NOTE 11 - SHAREHOLDERS' DEFICIT (Continued)

         Convertible Preferred Stock (Continued)
         ---------------------------
         In accordance with generally accepted accounting principles, the difference between the variable conversion price of $1.70 on the date of issuance and the Company's stock price on the date of issuance of the preferred stock of $5.031 is considered to be a dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize the return. In connection with the issuance of the preferred stock, the Company recorded a dividend of $2,948,810 for the year ended September 30, 1998. On March 31, 1999, 1,000 shares of Series A preferred stock were converted into 273,549 shares of common stock, including 15,484 shares issued for the premium.

         The warrants issued in conjunction with the Series A preferred stock entitle the holder to purchase an equal number of shares of common stock at $3.875 per share. The warrants vest immediately and expire five years from the issuance date. The difference between the exercise price of $3.875 and the Company's stock price on the date of grant of the warrants of $5.031 is considered to be a dividend. On June 20, 1999, 275,000 private placement warrants were exercised in exchange for 212,224 shares of common stock and cash of $532,812.

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

         In January 1998, the Company issued 300,000 warrants to outside consultants for services rendered to the Company. The warrants entitle the holder to purchase an equal number of common shares at an exercise price of $2 per share. The exercise period terminates on January 21, 2001. The Company has recorded the services at the fair value of the warrant on the grant date using an option pricing model, which used the one-year United States Treasury rate of 5.45%, volatility of 225%, a one-year expected life, and no expected dividends. At September 30, 2000, 325,000 warrants remain outstanding.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 2000

--------------------------------------------------------------------------------

NOTE 11 - SHAREHOLDERS' DEFICIT (Continued)

         Warrants (Continued)
         --------
         The following summarizes the warrant transactions:


                                                                                            Weighted-
                                                                                             Average
                                                                        Warrants            Exercise
                                                                       Outstanding            Price
                                                                     ---------------    ---------------
       Outstanding, September 30, 1998                                       600,000    $   2.9375
           Exercised                                                        (275,000)   $    3.875
                                                                     ---------------    ---------------

                Outstanding, September 30, 1999 and

                    2000                                                     325,000     $   2.1442
                                                                     ===============     ===============

                Exercisable, September 30, 2000                              325,000     $    3.875
                                                                     ===============     ===============

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

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 2000

--------------------------------------------------------------------------------

NOTE 11 - SHAREHOLDERS' DEFICIT (Continued)

         Stock Options (Continued)
         -------------
         The following summarizes the stock option transactions:


                                                                                            Weighted-
                                                                                             Average
                                                                       Warrants              Exercise
                                                                     Outstanding              Price
                                                                     ---------------    ---------------

                  Outstanding, September 30, 1998                        330,000        $   0.1875
                      Expired                                           (280,000)       $   0.1875
                                                                     ---------------    ---------------

                           Outstanding, September 30, 1999 and

                               2000                                       50,000        $   0.1875
                                                                      ===============     ===============

                           Exercisable, September 30, 2000                50,000        $   0.1875
                                                                      ===============     ===============

         The  weighted-average   remaining   contractual  life  of  the  options
         outstanding at September 30, 2000 is six years.

NOTE 12 - INCOME TAXES

         The components of the Company's net deferred taxes as of September 30, 2000 were as follows:

      Deferred tax assets

          Net operating loss carryforward             $      2,134,005
          Write-down of assets                                 167,064
          Accrued salaries                                     132,217
          Mining rights                                         14,000
                                                      ----------------

                                                             2,447,286

      Valuation allowance                                    2,447,286
                                                      ----------------

               Net deferred taxes                     $          --
                                                      ================
                                      F-27

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 2000

--------------------------------------------------------------------------------

NOTE 12 - INCOME TAXES (Continued)

         The Company has established a valuation allowance based on a number of factors which impact the likelihood the deferred tax assets will be recovered, including the Company's history of operating losses. Based upon a weighting of all available evidence, management believes that there is no basis to project significant United States-sourced taxable income. Therefore, it is more likely than not that the deferred tax assets will not be realized, and a full valuation allowance has been established. The net change in the valuation allowance for the year ended September 30, 2000 was an increase of $566,319. No provision for income taxes for the year ended September 30, 2000 is required, except for minimum state taxes, since the Company incurred a loss during the year.

         As of September 30, 2000, the Company had a federal net operating loss carryforward of $4,981,503. This carryforward, if unused, begins to expire in 2003.

         Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following:


                                                                                      2000                1999
                                                                                ------------       -------------

                  Computed "expected" tax benefit                                       34.0%               34.0%
                  Increase in income taxes resulting from
                      Change in the beginning-of-the-year balance
                           of the valuation allowance for deferred tax
                           assets allocated to income tax expense                      (34.0)              (34.0)
                                                                                ------------       -------------

                               Total                                                    --   %              --  %
                                                                                =============      =============


         The overall effective tax rate differs from the federal statutory tax rate of 34% due to operating losses not providing benefit for income tax purposes.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 2000

--------------------------------------------------------------------------------

NOTE 12 - INCOME TAXES (Continued)

         The components of the income tax provision for the years ended September 30, 2000 and 1999 were as follows:

                                          2000              1999
                                   ---------------    ----------------
       Current

           Federal                  $             -    $              -
           State                              3,999                 800
                                    ---------------    ----------------

                                              3,999                 800
                                    ---------------    ----------------
       Deferred

           Federal                                -                   -
           State                                  -                   -
                                    ---------------    ----------------

                                                  -                   -
                                    ---------------    ----------------

                Total               $         3,999    $            800
                                    ===============    ================


NOTE 13 - RELATED PARTY TRANSACTIONS

         In May 1998, a shareholder of Lifeline became an employee of the Company. Cash payments to Lifeline for research and development for the years ended September 30, 2000 and 1999 amounted to $0 and $149,029, respectively. In December 1997, $131,250 was charged to research and development for the fair market value of 100,000 shares of Company stock issued to Lifeline. In addition, the Company has committed to the issuance of an additional 370,000 shares of Company stock.

         The Company entered into an agreement on October 30, 1998 with a supplier and Company shareholder to purchase up to 5,000,000 tons of diatomaceous earth over a five-year period. The Company has a right, but not an obligation, to purchase a specified tonnage per year. In exchange for this right, the Company issued 10,000 shares of its stock valued at $42,810 to the supplier. In addition, the Company has loaned the supplier $185,000. The note had an original maturity date of June 15, 1999, which was extended to March 15, 2000, and bears interest at the rate of 10% per annum. The note is collateralized by a 71% interest in a mining company. The Company has also advanced $16,077 to the supplier as working capital. The note and the investment were fully reserved at September 30, 2000 since no payment has been received.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 2000

--------------------------------------------------------------------------------

NOTE 14 - MINING RIGHTS

         The Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The Company purchased mining rights for mineral deposits for $40,000. At September 30, 1998, a mining engineer was hired to evaluate the claims. His value for the rights was determined to be $5,000. The asset is not, at present, a working mine that would allow for the use of estimated future cash flows for valuation purposes. As of September 30, 2000, the Company continues to value the mining rights at a carrying value of $5,000.

NOTE 15 - RELATED ENTITIES

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

         These corporations have filed Articles of Incorporation and bylaws in their states of incorporation. It is the intention of the Company that these entities will be wholly owned subsidiaries, but capital stock has not been issued. Neither bank accounts nor operations have been set up for any of the new entities. The expenses of incorporation of $8,933 have been expensed during the year ended September 30, 1998.

                                                        ENVIRONMENTAL PRODUCTS &
                                                        TECHNOLOGIES CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                              September 30, 2000

--------------------------------------------------------------------------------

NOTE 16 - YEAR 2000 ISSUE

         The Company has completed a comprehensive review of its computer systems to identify the systems that could be affected by ongoing Year 2000 problems. Upgrades to systems judged critical to business operations have been successfully installed. To date, no significant costs have been incurred in the Company's systems related to the Year 2000.

         Based on the review of the computer systems, management believes all action necessary to prevent significant additional problems has been taken. While the Company has taken steps to communicate with outside suppliers, it cannot guarantee that the suppliers have all taken the necessary steps to prevent any service interruption that may affect the Company.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

                  None.

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

The directors and executive officers of the Company are as follows:

NAME                     AGE        POSITION
----                     ---        --------
Marvin Mears             67         Chairman, Chief Executive Officer
                                    and Director
Patrick Dalton           49         President, Chief Operations Officer
Joel G. Wadman           41         Chief Financial Officer, Treasurer
                                    and Secretary
Gregory H. Jackson       51         Director
Frank J. Blaszcak        54         Director
Grant R. Brimhall        63         Director
Kenneth R. Hickman       64         Director

         The Company anticipates that the Board of Directors will consist of five directors.

         Marvin Mears has been the Chairman, Chief Executive Officer and a director of the Company since December 1994. From March 1993 to November 1994, Mr. Mears was President of Combined Assets, Inc., a privately-held consulting company. From January 1991 to February 1993, Mr. Mears was the President of Corporate Capital Resources, Inc. and prior thereto, from November 1986 to January 1991, Mr. Mears was the Vice President -- Corporate Development and a member of the Valuation Committee of Corporate Capital Resources, Inc., a publicly-traded venture capital company that specialized in early stage and start-up companies. Mr. Mears also currently serves on the Board of Directors of Chatsworth Products Inc., a privately-held company engaged in manufacturing hardware for computer networks and Robert T. Dorris and Associates, a privately-held company that provides employee assistance programs to large corporations.

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

Item 10.          EXECUTIVE COMPENSATION

         The following table sets forth certain compensation paid or accrued by the Company during the years ended September 30, 1998, September 30, 1999 and September 30, 2000 to its President and Chief Executive Officer (the "Named Executive Officers").

                               ANNUAL COMPENSATION
                             ----------------------

NAME AND PRINCIPAL POSITION            YEAR    SALARY    BONUS     ALL OTHER
                                                                  COMPENSATION
---------------------------            ----    ------    -----    ------------
Marvin Mears, Chairman and CEO         1998     -0-       -0-        -0-
                                       1999     -0-       -0-        -0-
                                       2000     -0-       -0-        -0-

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

         Pursuant to a letter agreement (the "SPC Agreement") dated January 22, 1998, the Company retained the services of Strategic Planning Consultants, Inc. ("SPC") pursuant to which SPC has agreed to provide the Company with general business consulting services, including without limitation, strategic planning and analyzing the Company's capital structure. The SPC Agreement is for a period of 360 days from January 22, 1998. In consideration for entering into the SPC Agreement, the Company agreed to provide to the principals of SPC warrants to purchase 300,000 shares of the Company's Common Stock at an exercise price of $2.00 per share, with expiration date of January 21, 2001. In addition, the Company has agreed to pay SPC $3,000 per month for a period of 24 months and to reimburse SPC for pre-approved expenses. SPC's services include consulting to management on strategic planning, acquisitions, corporate structure and management compensation. This contract is expired.

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

                                      SHARES BENEFICIALLY
                                            OWNED
                                    (INCLUDES EXERCISABLE
                                          OPTIONS)(2)
                                   -----------------------
NAME AND ADDRESS(1)                         NUMBER                   PERCENT
-------------------                       ----------                ---------

Marvin Mears............................... 3,607,212                 39.20%
Morris L. Lerner..............................562,000                  6.10%
Joel G. Wadman.................................58,600                  0.64%
All directors and executive officers of the
Company as a group (2 persons)..............3,665,812                 39.84%



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

         On July 29, 1998, Mr. Mears borrowed $32,797.66 from the Company which, when netted against amounts owing to Mr. Mears left a note receivable from Mr. Mears of $24,515. This note matures on July 29, 2001 and bears interest at 9% per annum.

         In September 1998, the Company loaned $135,000 to SPC. The loan is collateralized by marketable securities. Interest accrues at 12% per year. Principal and interest are due by February 25, 2001.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on December 29, 2000.

                       ENVIRONMENTAL PRODUCTS &
                       TECHNOLOGIES CORPORATION



                       /s/    Marvin Mears
                       -------------------
                       By:    Marvin Mears
                       Title: Chairman & Chief Executive Officer

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated:

Signatures                                Title                      Date
----------                                -----                      ----


/s/   Marvin Mears               Chief Executive Officer,     December 29, 2000
-------------------------------- President and Director


/s/   Joel Wadman                Chief Financial Officer      December 29, 2000
-------------------------------- (principal accounting
                                 officer) and Secretary