Form 10QSB
period 2000-12-31
ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORP
filed 2001-02-14
CIK 1021710

10QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2000, or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transaction period from October 1, 2000 tl December 31, 2000

                        Commission File Number 000-24877


                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                              77-0096608
      --------------                                           ----------
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

Yes [X]      No [ ]

The number of shares outstanding of the issuer's common stock, par value $.01 per share, as of December 31, 2000, was 9,202,437.

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                Table of Contents

                                                                       PAGE
                                                                       ====
Item 1  Financial Statements

        Balance sheet                                                    F-1

        Statement of stockholders' equity                                F-2

        Statement of operations                                          F-3

        Statement of comprehensive loss                                  F-4

        Statement of cash flows                                    F-5 - F-6

        Notes to financial statements                              F-7 - F-9

                 ENVIROMENTAL PRODUCTS TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                                 BALANCE SHEETS

                                                      DECEMBER 31,  SEPTEMBER 30,
                                                          2000            2000
                                                      (Unaudited)      (Audited)
                                                      -----------    -----------
                                     ASSETS
CURRENT ASSETS
     Cash                                             $    67,919    $   145,208
     Marketable securities                                  1,354         10,332
     Notes receivable, net of allowance of $200,000          --             --
     Current portion of notes receivable, related
          parties, net of allowance of $217,659            67,146         67,146
     Interest receivable                                   60,814         45,787
     Other                                                 23,437         27,063
                                                      -----------    -----------
          Total current assets                            220,670        295,536
                                                      -----------    -----------

EQUIPMENT                                                  28,865         26,274
                                                      -----------    -----------

OTHER ASSETS
     Notes receivable, related parties, net
          of current portion                                 --              415
     Deposits                                               3,220          3,220
     Mining rights                                          5,000          5,000
                                                      -----------    -----------
          Total other assets                                8,220          8,635
                                                      -----------    -----------

TOTAL ASSETS                                          $   257,755    $   330,445
                                                      ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                 $   251,464    $   218,786
     Accrued salaries                                     388,542        370,542
     Accrued interest                                      20,834          6,667
     Due to officers                                       38,606         16,856
                                                      -----------    -----------
          Total current liabilities                       699,446        612,851
                                                      -----------    -----------

Convertible note payable                                  700,000        500,000
                                                      -----------    -----------

Total liabilities                                       1,399,446      1,112,851
                                                      -----------    -----------

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value, authorized
      20,000,000 shares; issued and outstanding
      9,202,437 shares                                     92,024         92,024
     Preferred stock, $.01 par value,
      authorized 20,000,000 shares; issued
      and outstanding 3,000 shares                             20             20
     Additional paid-in capital                         8,951,833      8,951,833
     Deficit accumulated during
       development stage                               (9,367,173)    (9,016,866)
     Accumulated deficit prior to
       development stage                                 (695,452)      (695,452)
     Accumulated other comprehensive income (loss)       (122,943)      (113,965)
                                                      -----------    -----------
          Total stockholders' equity                   (1,141,691)      (782,406)
                                                      -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $   257,755    $   330,445
                                                      ===========    ===========


                       See notes to financial statements

                 ENVIROMENTAL PRODUCTS TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                      THREE MONTHS ENDED DECEMBER 31, 2000
                                  (Unaudited)


                                                      Convertible
                            Common stock            Preferred stock        Additional
                         # of                     # of                      paid-in
                        Shares       Amount      Shares        Amount       Capital
                      ----------   ----------   ----------   ----------   ----------
Balance at
 September 30, 2000    9,202,437   $   92,024        2,000   $       20   $8,951,833

Common stockholder
loss for the period         --           --           --           --           --

Unrealized loss on
marketable
securities                  --           --           --           --           --
                      ----------   ----------   ----------   ----------   ----------

Balance at
December 31, 2000      9,202,437   $   92,024        2,000   $       20   $8,951,833
                      ==========   ==========   ==========   ==========   ==========


                        Deficit      Accumulated
                      accumulated      deficit      Accumulated
                      during the     prior to the      other           Total
                      development    development   comprehensive   stockholders'
                         stage          stage      income (loss)      equity
                      -----------    -----------    -----------    -----------
Balance at
 September 30, 2000   $(9,016,866)   $  (695,452)   $  (113,965)   $  (782,406)

Common stockholder
loss for the period      (350,307)          --             --         (350,307)

Unrealized loss on
marketable
securities                   --             --           (8,978)        (8,978)
                      -----------    -----------    -----------    -----------

Balance at
December 31, 2000     $(9,367,173)   $  (695,452)   $  (122,943)   $(1,141,691)
                      ===========    ===========    ===========    ===========


                       See notes to financial statements

                 ENVIROMENTAL PRODUCTS TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                            STATEMENT OF OPERATIONS

                                                             FOR THE PERIODS
                                                               (Unauditied)
                                                   THREE MONTHS ENDED     OCT 1, 1995
                                                       DECEMBER 31,            to
                                                   2000          1999     DEC 31, 2000
                                               ----------    ----------    ----------
Operating expenses
      Selling, general, and administrative        309,203       238,572     4,181,243
      Research and development                     41,969        39,356     1,166,625
      Write-down of note receivable                  --            --         200,000
      Write-down of note receivable -                --            --         454,359
           related party                             --            --           --
      Write-down of investment                       --            --          58,887
                                               ----------    ----------    ----------

           Total operating expenses               351,172       277,928     6,061,114
                                               ----------    ----------    ----------

Loss from operations                             (351,172)     (277,928)   (6,061,114)
                                               ----------    ----------    ----------

Other income (expense)
      Interest income                              15,032        19,240       235,250
      Interest expense                            (14,167)         --         (44,147)
      Loss on sale of marketable securities          --            --        (200,961)
                                               ----------    ----------    ----------

           Total other income(expense)                865        19,240        (9,858)
                                               ----------    ----------    ----------

Net loss before provision for income taxes       (350,307)     (258,688)   (6,070,972)

Provision for taxes                                  --            --           4,799
                                               ----------    ----------    ----------

Loss before extraordinary item                   (350,307)     (258,688)   (6,075,771)

Extraordinary item
      Gain on extinguishment of debt                 --            --          64,208
                                               ----------    ----------    ----------

Net loss                                         (350,307)     (258,688)   (6,011,563)

Preferred stock premium                                 0             0    (3,355,610)
                                               ----------    ----------    ----------

Net loss attributable to common shareholders     (350,307)     (258,688)   (9,367,173)
                                               ==========    ==========    ==========

Net loss per common share                      $     0.04    $     0.03
                                               ==========    ==========

Weighted-average common shares
      outstanding                               9,202,437     8,894,959


                       See notes to financial statements

                 ENVIROMENTAL PRODUCTS TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                   STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)


                                                 FOR THE PERIODS
                                                   (Unaudited)
                                      THREE MONTHS ENDED       OCT 1, 1995
                                          DECEMBER 31,              to
                                      2000          1999       DEC 31, 2000
                                  -----------    -----------    -----------
Net loss attributable to
       common shareholders           (350,307)      (258,688)    (9,367,173)
Other comprehensive loss,
       Net of tax
       Unrealized holding loss
       on marketable securities        (8,978)          --         (122,943)
                                  -----------    -----------    -----------

Net unrealized gain (loss)             (8,978)          --         (122,943)
                                  -----------    -----------    -----------

Comprehensive loss                $  (359,285)   $  (258,688)   $(9,490,116)
                                  ===========    ===========    ===========


                       See notes to financial statements.

                 ENVIROMENTAL PRODUCTS TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                               FOR THE PERIODS
                                                                 (unaudited)
                                                    THREE MONTHS ENDED      OCT 1, 1995
                                                       DECEMBER 31,             to
                                                   2000          1999       DEC 31, 2000
                                               -----------    -----------    -----------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss                                       $  (350,307)   $  (258,688)   $(6,011,563)
                                               -----------    -----------    -----------
Adjustments to reconcile net loss
       to net cash used in operating
       activities:
       Depreciation and amortization                 2,766          8,694         73,528
       Loss on sale of marketable securities          --             --          200,961
       Write-down of interest receivable              --             --          (45,037)
       Write-down of notes receivable                 --             --          200,000
       Write-down of notes receivable -               --             --             --
            related parties                           --             --          458,191
       Write-down of investment                       --             --           58,887
       Loss on abandonment property                   --             --             --
            and equipment                             --             --            1,093
       Write-down of mining rights                    --             --           35,000
       Gain of extinguishment of debt                 --             --          (64,208)
       Non-cash research & development                --             --          131,250
       Non-cash consulting fees                       --             --          536,306
       Non-cash executive compensation                --             --           23,460
       Stock issued for services rendered             --             --          236,866
       Stock issued fin connection with               --             --             --
            legal settlement                          --             --          105,000
       Stock issued for obtaining patent              --             --           45,000
(Increase) decrease in:                               --             --             --
       Interest receivable                         (15,027)       (18,521)       (60,814)
       Prepaid and other assets                       --             --          (23,438)
       Other assets                                 (3,626)          --           (3,220)
Increase (decrease) in                                --             --             --
       Accounts payable                             32,678         92,588        246,205
       Accrued salaries and benefits                18,000         24,000        445,430
       Accrued interest                             14,167           --           28,154
       Settlement payable                             --             --           10,000
       Due to officers                              21,750           --           25,328
                                               -----------    -----------    -----------
NET CASH USED IN                                      --             --             --
OPERATING ACTIVITIES                              (272,347)      (151,927)    (3,347,621)
                                               -----------    -----------    -----------


                       See notes to financial statements.

                 ENVIROMENTAL PRODUCTS TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                FOR THE PERIODS
                                                                  (unaudited)
                                                     THREE MONTHS ENDED      OCT 1, 1995
                                                        DECEMBER 31,             to
                                                    2000          1999       DEC 31, 2000
                                                -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Invstment in related party                      --             --          (16,077)
       Loans to related parties                        --             (900)      (554,631)
       Loans to unrelated parties                      --          (23,982)      (216,800)
       Purchase of equipment                         (5,357)          --         (103,473)
       Purchase of mining rights                       --             --          (40,000)
       Purchase of marketable securities               --             --         (604,785)
       Proceeds from sale of marketable                --             --             --
            securities                                 --             --          279,514
       Proceeds from loans                              415           --            1,411
                                                -----------    -----------    -----------
NET CASH USED IN
INVESTING ACTIVITIES                                 (4,942)       (24,882)    (1,254,841)
                                                -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from convertible note payable       200,000           --          700,000
       Proceeds from exercise of warrants              --             --          532,812
       Proceeds from sale of preferred stock           --             --        3,000,000
       Proceeds from sale of common stock              --           80,083        820,100
       Costs to raise capital                          --             --         (357,023)
       Common stock redeemed                           --             --           (5,700)
       Loan payments                                   --             --          (22,000)
                                                -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING
       ACTIVITIES
                                                    200,000         80,083      4,668,189
                                                -----------    -----------    -----------

NET INCREASE/(DECREASE) IN CASH                     (77,289)       (96,726)        65,727

CASH, BEGINNING                                     145,208        105,058          2,192
                                                -----------    -----------    -----------

CASH, ENDING                                    $    67,919    $     8,332    $    67,919
                                                ===========    ===========    ===========


                       See notes to financial statements.

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31, 2000
                                   (Unaudited)
1.       Nature of Business

The Company was incorporated in 1983 as CCRS, III, Inc. In 1989, the Company changed its name to Central Corporate Reports Services, Inc., merged with Information Bureau Inc. and operated in the financial public relations business until March 1990 when the Company became inactive. In 1990 the Company changed its name back to Combined Assets, Inc. and in 1991 changed its name to ACP International, Inc. and in 1994 changed its name back to Combined Assets, Inc. In January 1995, the Company's name was changed to Environmental Products & Technologies Corporation. At the end of 1995, the Company commenced development of a waste management system to control odors and solid stream waste in the farming industry. In addition, the Company is developing organic based insecticides for agricultural, commercial and residential use. The Company is currently in the development stage of operations and, to this time, has devoted its time to rising capital, product and supplier development and marketing future products. No product has been assembled, manufactured or marketed at this time other than prototypes assembled for demonstration and testing purposes.

2.       Summary of significant accounting policies

Financial statements

The balance sheet as of December 31, 2000, and the related statements of stockholders' equity, operations and cash flows for the three months ended December 31, 2000, and 1999, are unaudited. Such unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Results for the three months ended December 31, 2000, are not necessarily indicative of the results that may be achieved for any other interim period or for the fiscal year ending September 30, 2001. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000.

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

Loss per share

The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share". Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ended December 31, 2000 and 1999, the following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effort would have been anti-dilutive:

                                                      2000             1999
                                                      ----             ----
Options outstanding under the Company's
         stock option plans                          50,000           50,000
Warrants issued for services rendered               325,000          325,000
Warrants issued with convertible note
         payable                                    350,000              ---

Comprehensive net loss

On October 1, 1998, the Company adopted FASB No. 130, Reporting Comprehensive Income. Statement No. 130 requires the reporting of comprehensive income/loss in addition to net income/loss from operations. Comprehensive income/loss requires the inclusion of certain financial information not recognized in the calculation of net income/loss, including unrealized holding gains and losses on available for sale of securities. Total comprehensive loss is shown in the Statement of Comprehensive Loss.

Concentration of credit risk

The Company primarily transactions its business with two financial institutions and may maintain deposits in excess of federally insured limits. At December 31, 2000, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

3.       Property and equipment

Property and equipment at December 31, 2000, consisted of the following:

         Office equipment                   $  30,335
         Computer equipment                    70,313
         Leasehold improvements                 1,732
                                            ---------
                                              102,380

         Less accumulated depreciation
         And amortization                      73,515
                                            ---------

         Total                              $  28,865
                                            =========

Item 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATION

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2000, AND 1999.

         The Company generated no revenue for the three months ended December 31, 2000, and 1999. During each such quarter, the Company's efforts were directed at researching, designing, developing and testing its Closed Loop Management System.

         Research and development expenses primarily consist of the cost of personnel and equipment needed to conduct the Company's research and development efforts. Research and development expenses for the three months ended December 31, 2000, increased by $2,613, or 7%, from $39,356 to $41,969. This increase in research and development expenses reflects expenses associated with the research, design and development of the Company's Closed - Loop Waste Management System.

         General and administrative expenses for the three months ended December 31, 2000, increased by $ 70,631, or approximately 30% to $309,203, from $238,572 for the three months ended December 31, 2000. This increase in general and administrative expenses was primarily the result of the increase in salaries, travel, legal and professional expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital needs have been to fund the design and development of its prototype Closed-Loop Waste Management System. The Company's primary sources of liquidity have been private placements of equity and debt securities and loans from officers/ stockholders on an as needed basis.

         Between October and December 1995, the Company sold 100,000 shares of Common Stock for an aggregate of $10,000, or $.10 per share. Between January and December 1996, the Company sold 400,000 shares of Common Stock for an aggregate of $189,650, or approximately $.47 per share. Between April and June 1996, the Company sold 40,000 shares of Common Stock for an aggregate of $35,000, or $.87 per share. Between July and September 1996, the Company sold 480,000 shares of

Common Stock for an aggregate of $149,200, or approximately $.31 per share. Between June and September 1997, the Company sold 550,000 shares of Common Stock for an aggregate of $337,925, or approximately $.614 per share. The figures in the paragraph do not give effect to the two-for-one forward stock split that was effected by the Company in May 1998.

         In April 1998, the Company sold 3,000 shares of Series A preferred Stock together with warrants (the "Private Placement Warrants") to purchase 300,000 shares of Common Stock (the "1998 Private Placement") for gross proceeds of $3,000,000. The net proceeds to the Company of approximately $2,675,000 will be used for continue research and development, working capital and general corporate purpose. The Private Placement Warrants have an initial exercise price of $3.875 per share and expire on March 31,2003. The Private Placement Warrants contain provisions for the adjustment of the exercise price and the aggregate number of shares issuable upon exercise under certain circumstances, including without limitation, stock dividends, stock splits, reorganization, reclassification, consolidations, certain dilutive sales of securities for which the Private Placements Warrants are exercise able below the then existing Market Price (as defined) and failure to maintain a sufficient number of authorized shares of Common Stock for issuance and delivery upon exercise of the Private Placement Warrants.

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

                                                   ENVIRONMENTAL PRODUCTS &
                                                   TECHNOLOGIES CORPORATION

Dated: February 14, 2000                   By: /s/ Marvin Mears
------------------------                   --------------------
                                                   Marvin Mears
                                                   Chief Executive Officer