Form 10QSB
period 2001-03-31
ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORP
filed 2001-05-25
CIK 1021710

10QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001, or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2000 to March 31, 2001.

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

Yes [X]      No [ ]

The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of March 31, 2001, was 9,202,437.

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                Table of Contents

                                                                        PAGE
                                                                        ====
Item 1  Financial Statements

Balance sheet at March 31, 2000 (unaudited)                                1

Statements of Operations for the three and six months ended
December 31, 2000 and 1999 (unaudited)                                     2

Statement of Comprehensive Loss                                            3

Statements of Cash Flows for the three and six months ended
March 31, 2000 and 1999 (unaudited)                                        4

Notes to Financial Statements (unaudited)                                5-7

Item 2  Management's Discussion and Analysis of Plan of Operations         8

General                                                                    8

Results of Operations                                                      8

Liquidity and Capital Resources                                            8

                ENVIRONMENTAL PRODUCTS & TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                    THREE AND SIX MONTHS ENDED MARCH 31, 2001

                ENVIRONMENTAL PRODUCTS TECHNOLOGIES CORPORATION
                         (A Development Stage Company)
                                 BALANCE SHEETS
                                     ASSETS

                                                                          MARCH 31,  SEPTEMBER 30,
                                                                              2001           2000
                                                                       (Unaudited)     (Audited)
                                                                       -----------    -----------
CURRENT ASSETS
              Cash                                                     $    66,754    $   145,208
              Marketable securities                                          1,354         10,332
              Notes receivable, net of allowances of $200,000                 --             --
              Current portion of notes receivable, related                    --
                          parties, net of allowance of $217,659             67,146         67,146
              Interest receivable                                           73,476         45,787
              Other                                                         23,437         27,063
                                                                       -----------    -----------
                          Total current assets                             232,167        295,536
                                                                       -----------    -----------

EQUIPMENT                                                                   26,099         26,274
                                                                       -----------    -----------

OTHER ASSETS
              Notes receivable, related parties                               --              415
              Deposits                                                       3,220          3,220
              Mining rights                                                  5,000          5,000
                                                                       -----------    -----------
                          Total other assets                                 8,220          8,635
                                                                       -----------    -----------

TOTAL ASSETS                                                           $   266,486    $   330,445
                                                                       ===========    ===========

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
              Accounts payable                                         $   332,437    $   218,786
              Accrued interest                                              42,327          6,667
              Due to Officers                                               56,898         16,856
              Convertible note payable                                   1,000,000           --
              Accrued salaries                                             410,000        370,542
                                                                       -----------    -----------
                          Total current liabilities                      1,841,662        612,851
                                                                       -----------    -----------

Convertible note payable                                                      --          500,000
                                                                       -----------    -----------

Total liabilities                                                        1,841,662      1,112,851
                                                                       -----------    -----------

STOCKHOLDERS' DEFICIT
              Common stock, $.01 par value, authorized
               20,000,000 shares; issued and outstanding
              9,202,437 shares                                              92,024         92,024
              Preferred stock, $.01 par value,
              authorized 20,000,000 shares; issued
              and outstanding 2,000 shares                                      20             20
              Additional paid-in capital                                 8,951,833      8,951,833
              Deficit accumulated during
                development stage                                       (9,800,658)    (9,016,866)
              Accumulated deficit prior to
                development stage                                         (695,452)      (695,452)
              Accumulated other comprehensive loss                        (122,943)      (113,965)
                                                                       -----------    -----------
                          Total stockholders' deficit                   (1,575,176)      (782,406)
                                                                       -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $   266,486    $   330,445
                                                                       ===========    ===========

                       See notes to financial statements.

                ENVIRONMENTAL PRODUCTS TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                FOR THE PERIODS
                                  (unaudited)

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED        October 1, 1995
                                                         MARCH 31,                   MARCH 31,                 to
                                                   2001           2000          2001           2000      March 31, 2001
                                               -----------    -----------    -----------    -----------    -----------
SALES                                          $      --      $      --      $      --      $      --      $      --
                                               -----------    -----------    -----------    -----------    -----------

EXPENSES
       Selling, general and administrative         216,849        128,737        526,052        367,309      4,398,092
       Research and development                    207,805        136,688        249,774        176,044      1,374,430
       Write-down note receivable                     --             --             --             --          200,000
       Write-down note receivable -                   --             --             --             --             --
            related party                             --             --             --             --          454,359
       Write-down of investment                       --             --             --             --           58,887
                                               -----------    -----------    -----------    -----------    -----------
            Total expenses                         424,654        265,425        775,826        543,353      6,485,768
                                               -----------    -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                              (424,654)      (265,425)      (775,826)      (543,353)    (6,485,768)

OTHER INCOME (EXPENSE)                                --             --             --             --             --
       Interest income                              12,662         19,029         27,694         38,269        247,912
       Interest expense                            (21,493)          --          (35,660)          --          (65,640)
       Loss on sale of marketable securities          --             --             --          (28,858)      (200,961)
                                               -----------    -----------    -----------    -----------    -----------

            Total other income (expense)            (8,831)        19,029         (7,966)         9,411        (18,689)
                                               -----------    -----------    -----------    -----------    -----------

Net loss before provision for income taxes        (433,485)      (246,396)      (783,792)      (533,942)    (6,504,457)

Provision for Taxes                                   --             --             --             --            4,799
                                               -----------    -----------    -----------    -----------    -----------

Loss before extraordinary item                    (433,485)      (246,396)      (783,792)      (533,942)    (6,509,256)

Extraordinary item
       Gain on extinguishment of debt                 --             --             --             --           64,208
                                               -----------    -----------    -----------    -----------    -----------

Net loss                                          (433,485)      (246,396)      (783,792)      (533,942)    (6,445,048)

Preferred stock premium                               --             --             --             --       (3,295,610)
                                               -----------    -----------    -----------    -----------    -----------

NET LOSS ATTRIBUTABLE TO
       COMMON SHAREHOLDERS                     $  (433,485)   $  (246,396)   $  (783,792)   $  (533,942)   $(9,740,658)
                                               ===========    ===========    ===========    ===========    ===========

NET LOSS PER COMMON SHARE                      $     (0.05)   $     (0.03)   $     (0.09)   $     (0.06)
                                               ===========    ===========    ===========    ===========

Weighted-average common shares
            outstanding                          9,202,437      8,905,597      9,202,437      8,905,597


                       See notes to financial statements.

                ENVIRONMENTAL PRODUCTS TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                        STATEMENTS OF COMPREHENSIVE LOSS

                                FOR THE PERIODS
                                  (Unaudited)

                                      THREE MONTHS ENDED            SIX MONTHS ENDED       October 1, 1995
                                           MARCH 31,                   MARCH 31,                 to
                                    2001           2000           2001          2000       March 31, 2001
                                -----------    -----------    -----------    -----------    -----------
Net loss                        $  (433,485)   $  (246,396)   $  (783,792)   $  (533,942)   $(9,740,658)

Other comprehensive loss:
       Net of tax
       Unrealized holding
       loss on marketable              --             --             --             --         (122,943)
       securities

       Add:  Reclassification
       adjustment for losses
       included in net loss            --             --             --             --             --
                                -----------    -----------    -----------    -----------    -----------

Net unrealized loss                    --             --             --             --         (122,943)
                                -----------    -----------    -----------    -----------    -----------

Comprehensive loss              $  (433,485)   $  (246,396)   $  (783,792)   $  (533,942)   $(9,863,601)
                                ===========    ===========    ===========    ===========    ===========


                       See notes to financial statements.

                ENVIRONMENTAL PRODUCTS TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                FOR THE PERIODS

                                                        THREE MONTHS ENDED            SIX MONTHS ENDED      October 1, 1995
                                                             MARCH 31,                    MARCH 31,                to
                                                       2001           2000           2001          2000      March 31, 2001
                                                   -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss                                           $  (433,485)   $  (246,396)   $  (783,792)   $  (533,942)   $(6,445,048)
                                                   -----------    -----------    -----------    -----------    -----------
Adjustments to reconcile net loss
       to net cash used in
       operating activities:
       Depreciation and amortization                     2,766          8,694          5,532         17,388         76,294
       Loss on sale of marketable securities              --             --             --             --          200,961
       Write-down of interest receivable                  --             --             --             --          (45,037)
       Write-down of notes receivable                     --             --             --             --          200,000
       Write-down of notes receivable -
            related parties                               --             --             --             --          458,191
       Write-down of investment                           --             --             --             --           58,887
       Loss on abandonment of property
            and equipment                                 --             --             --             --            1,093
       Write down of mining rights                        --             --             --             --           35,000
       Gain on extinguishment of debt                     --             --             --             --          (64,208)
       Noncash research & development                     --             --             --             --          131,250
       Noncash consulting fees                            --             --             --             --          536,306
       Noncash executive compensation                     --             --             --             --           23,460
       Stock issued for services rendered                 --             --             --             --          236,866
       Stock issued in connection with
            legal settlement                              --             --             --             --          105,000
       Stock issued for obtaining patent                  --             --             --             --           45,000
        (Increase) decrease in operating assets:
            Interest receivable                        (12,662)       (19,029)       (27,689)       (38,269)       (73,476)
            Prepaid and other assets                      --             --             --             --          (23,438)
            Other assets                                  --             --           (3,626)          --           (3,220)
       Increase (decrease) in
            Accounts payable                            80,973        142,787        120,903        416,879        327,178
            Accrued salaries and benefits               21,458         24,000         39,458         48,000        466,888
            Accrued interest                            21,493           --           35,660           --           49,647
            Settlement payable                            --             --             --             --           10,000
            Due to officer                              18,292           --           40,042           --           43,620
                                                   -----------    -----------    -----------    -----------    -----------
NET CASH USED IN
OPERATING ACTIVITIES                                  (301,165)       (89,944)      (573,512)       (89,944)    (3,648,786)


CASH FLOWS FROM INVESTING ACTIVITIES
       Investment in related party                        --             --             --             --          (16,077)
       Loans to related parties                           --             --             --             --         (554,631)
       Loans to unrelated parties                         --             --             --             --         (216,800)
       Purchase of equipment                              --             --           (5,357)          --         (103,473)
       Purchase of mining rights                          --             --             --             --          (40,000)
       Purchase of marketable securities                  --             --             --             --         (604,785)
       Proceeds from sale of marketable
            securities                                    --             --             --             --          279,514
       Proceeds from loans                                --             --              415           --            1,411

NET CASH USED IN
                                                   -----------    -----------    -----------    -----------    -----------
INVESTING ACTIVITIES                                      --             --           (4,942)          --       (1,254,841)
                                                   -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from convertible note payable          300,000           --          500,000           --        1,000,000
       Proceeds from exercise of warrants                 --             --             --             --          532,812
       Proceeds from sale of preferred stock              --             --             --             --        3,000,000
       Proceeds from sale of common stock                 --             --             --             --          820,100
       Costs to raise capital                             --             --             --             --         (357,023)
       Common stock redeemed                              --             --             --             --           (5,700)
       Loan payments                                      --             --             --             --          (22,000)
NET CASH PROVIDED BY FINANCING
                                                   -----------    -----------    -----------    -----------    -----------
       ACTIVITIES                                      300,000           --          500,000           --        4,968,189
                                                   -----------    -----------    -----------    -----------    -----------

NET INCREASE/(DECREASE) IN CASH                         (1,165)       (89,944)       (78,454)       (89,944)        64,562

CASH, BEGINNING                                         67,919        105,058        145,208        105,058          2,192
                                                   -----------    -----------    -----------    -----------    -----------

CASH, ENDING                                       $    66,754    $    15,114    $    66,754    $    15,114    $    66,754
                                                   ===========    ===========    ===========    ===========    ===========


                       See notes to financial statements.

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

2. Summary of significant accounting policies

Financial statements

The balance sheet as of March 31, 2001, and the related statements of stockholders' equity, operations and cash flows for the six months ended March 31, 2001, and 2000, are unaudited. Such unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Results for the three and six months ended March 31, 2001, are not necessarily indicative of the results that may be achieved for any other interim period or for the fiscal year ending September 30, 2001. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2001.

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

Loss per share

The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share". Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three and six months ended March 31, 2001 and 2000, the following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effort would have been anti-dilutive:

                                                           2001      2000
                                                         -------   -------
Options outstanding under the Company's
  stock option plans                                      50,000    50,000
Warrants issued for services rendered                    325,000   325,000
Warrants issued with convertible note
  payable                                                500,000       ---

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

Concentration  of  credit  risk

The Company primarily transactions its business with two financial institutions and may maintain deposits in excess of federally insured limits. At March 31, 2001, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

3. Property and equipment

Property and equipment at March 31, 2001, consisted of the following:

        Office equipment                             $ 30,335
        Computer equipment                             70,313
        Leasehold improvements                          1,732
                                                     --------
                                                      102,380
        Less accumulated depreciation
        And amortization                               76,281
                                                     --------
        Total                                        $ 26,099
                                                     ========

4. Convertible Note Payable

On August 7, 2000, the Company entered into a convertible loan agreement with a third party to borrow up to $1,000,000. The total amount borrowed is due on the earlier of (1) February 7, 2002 (2) the 365th day following the earlier of (a) the last funding date or (b) the 30th day following the funding date resulting in the loan balance being greater than or equal to $900,000, or (3) the occurrence of certain events, including failure to register the common stock into which the note can be converted within 180 days from the effective date of the note

During the quarter ended March 31, 2001, the Company did not register the common stock into which the note can be converted. As a result, the amount outstanding at $1,000,000 is currently due and is classified as a current liability. The Company is currently in the process of preparing the registration statement.

Item 2.  MANAGEMENTS  DISCUSSION  AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATION

COMPARISON OF THREE AND SIX MONTHS ENDED MARCH 31, 2001, AND 2000.

         The Company generated no revenue for the three and six months ended March 31, 2001, and 2000. During each such quarter, the Company's efforts were directed at researching, designing, developing and testing its Closed Loop Management System.

         Research and development expenses primarily consist of the cost of personnel and equipment needed to conduct the Company's research and development efforts. Research and development expenses for three months ended March 31, 2001, increased by $71,117, or 52%, from $136,688 to $207,805. This increase in research and development expenses reflects expenses associated with the research, design and development of the Company's Closed -Loop Waste Management System. For the six months ended March 31, 2001, research and development expenses increased by $73,730, or 42%, from $176,044 to $249,774.

         General and administrative expenses for three months ended March 31, 2001, increased by $ 88,112, or approximately 68% to $216,849, from $128,737 for the three months ended March 31, 2001. This increase in general and administrative expenses was primarily the result of the increase in salaries, travel, legal and professional expenses. For the six months ended March 31, 2001, general and administrative expenses increased by $158,743, or 43%, from $367,309 to $526,052.

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


                                     ENVIRONMENTAL PRODUCTS &
                                     TECHNOLOGIES CORPORATION

Dated:  May 10, 2001                 By: /s/ Marvin Mears
                                     --------------------
                                             Marvin Mears
                                             Chief Executive Officer